Form 10-Q/A
period 1995-03-31
SOUTHERN SECURITY LIFE INSURANCE CO
filed 1995-07-12
CIK 109747

                           Form 10-Q
                           ---------
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                               --------------
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              --------------    ----------------
For Quarter Ended March 31, 1995  Commission File No.  2-35669
                  --------------                       -------
                SOUTHERN SECURITY LIFE INSURANCE COMPANY
          (Exact name of registrant as specified in its charter)

        Florida                             59-1231733
        -------                             ----------
(State of incorporation)                (I.R.S. tax number)
               755 Rinehart Road, Lake Mary, FL 32746
               --------------------------------------
Registrant's telephone number, including area code:  (407) 321-7113

      Securities registered pursuant to Section 12(b) of the Act:
      -----------------------------------------------------------
                                        Name of Each Exchange on
        Title of Each Class                  Which Registered
        -------------------             ------------------------
               None                                None
               ----                                ----
      Securities registered pursuant to Section 12(g) of the Act:
      -----------------------------------------------------------
                               None
                               ----
                         (Title of Class)
Indicate by check mark whether the Registrant (1) has filed all annual, quarterly and other reports required to be filed with the Commission during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

                          Yes  X    No
                          ---      ---
The number of Registrant's shares outstanding as of the close of the period covered by this report is as follows:
                                          Number Outstanding at
   Title of class                             March 31, 1995
   --------------                         ---------------------
   Class A Common Shares                          1,907,989
   $1.00 per share

                     SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                   Part I
                            FINANCIAL INFORMATION

                                   INDEX


     ITEM 1
                                                                 Page
     FINANCIAL STATEMENTS
     --------------------
     Balance sheets - December 31, 1994 and
           March 31, 1995                                         3-4

     Unaudited Statements of Income and Retained
           Earnings - Three Months Ended March 31,
           1995 and 1994                                            5

     Shareholders' Equity                                           6

     Unaudited Statement of Cash Flows - March 31,
           1995 and 1994                                          7-8

     Unaudited Notes to Financial Statements                     9-31

     ITEM 2

     Management's Discussion and Analysis of the
           Unaudited Statements of Income                       32-40
             March 31, 1995

     Signature Page                                                41

FINANCIAL STATEMENTS

                   SOUTHERN SECURITY LIFE INSURANCE COMPANY
                             BALANCE SHEETS
                     MARCH 31, 1995 AND DECEMBER 31, 1994

                                ASSETS
                                                Unaudited       Audited
                                                March 31,     December 31,
                                                   1995           1994
                                                ---------     ------------
Investments (Note 3):
  Fixed maturities held to maturity
   (market value $12,474,924 at
  December 31, 1994 and $13,130,216
   at March 31, 1995                            13,472,028     $12,816,337
  Securities available for sale:
    Fixed maturities at the fair value
    at March 31, 1995 and December 31, 1994
    (cost of $20,984,426 at March 31, 1995
    and $20,015,825 at December 31, 1994
    respectively)                               20,281,628      18,641,197
  Equity securities (cost, $1,267,852 and
    $1,369,028 March 31,1995 and December
    31, 1994, respectively)                      1,364,256       1,380,761
  Policy and student loans                       5,341,981       8,866,968
  Short-term investments                         1,835,460       1,875,758
  Other Invested Assets                             30,707          31,054
                                               -----------     -----------

                                               $42,326,060     $43,612,075

Cash & Cash Equivalents                        $ 2,376,110     $   638,079
Accrued investment income                          666,871         604,851
Deferred policy acquisition costs (Note 4)      19,735,672      20,104,624
Policyholders' account balances on
  deposit with reinsurer (note 7)                8,250,961       8,098,655
Reinsurance receivable (note 7)                    431,087         323,184
Due from affiliated insurance agency (Note 11)      12,418          10,419
Receivables:
  Agent balances                                   266,143         521,076
  Other                                            515,944         333,721
  Refundable income taxes                          101,178         114,216
Property and equipment at cost, (Note 5)         2,908,617       2,824,170
                                                ----------      ----------
Total Assets                                   $77,591,061     $77,185,070
                                                ==========      ==========



                   SOUTHERN SECURITY LIFE INSURANCE COMPANY
                             BALANCE SHEETS
                     MARCH 31, 1995 AND DECEMBER 31, 1994

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                Unaudited        Audited
                                                March 31,      December 31
                                                   1995            1994
                                               -----------     -----------
Liabilities:
   Policy liabilities and accruals:
    (Notes 6 and 7)
   Future policy benefits                      $ 1,000,076     $ 1,041,645
   Policyholder's account balances              48,680,872      47,618,490
   Unearned premiums                            10,138,417      10,416,064
   Other policy claims and benefits payable        506,563         297,376
   Other policyholders funds, dividend and
    endowment accumulations                         52,907          55,375
   Funds held in reinsurance treaties with
    unauthorized reinsurers (note 7)               767,030         700,701
   Note payable (Note 8)                              -            891,823
   Note payable to related party (note 9)        1,000,000       1,000,000
   Due to affiliated insurance agency
    (Note 11)                                         -            225,213
   Other liabilities                             1,453,107       1,819,858
   Deferred income taxes (Note 10)                 793,493         474,000
                                                ----------      ----------
                                               $64,392,465     $64,540,545
                                                ----------      ----------
Shareholders' equity (Notes 2, 3 and 12):
   Common stock, $1 par, authorized
     2,000,000 shares; issued and
     outstanding 1,907,989 shares              $ 1,907,989    $  1,907,989
   Capital in excess of par                      4,011,519       4,011,519
   Outstanding agents' incentive stock
     bonus (note 12)                                                  -
Unrealized appreciation (depreciation)
     of equity securities available for
     sale                                         (333,145)       (518,535)
Retained earnings                                7,612,233       7,243,552
                                               -----------      ----------
                                                13,198,596      12,644,525
Commitments and contingencies
   (notes 7, and 14)                                -                -
                                               -----------      ----------
                                              $ 77,591,061    $ 77,185,070
                                               -----------      ----------
                            See notes to financial statements.

                   SOUTHERN SECURITY LIFE INSURANCE COMPANY
                  STATEMENTS OF INCOME AND RETAINED EARNINGS
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994


                                                   THREE MONTHS
                                                   ENDED MARCH 31,
                                               1995              1994
                                               ----------------------
Revenues:

Premium income                              $ 2,704,538      $ 2,818,171
Less reinsurance ceded                       (  526,474)      (  678,227)
                                             ----------       ----------
              Net premium income              2,178,064        2,139,944
Net investment income (Notes 3 and 8)           772,643          840,737
Realized gain (loss) on investments
 (Note 3)                                     (   7,850)          18,429
                                             ----------       ----------
                                            $ 2,942,857      $ 2,999,110

Benefits, losses & expenses:
 Annuity, death and other benefits            1,065,585          668,876
 Decrease in future policy benefits          (   41,569)     (    12,079)
 Amortization of deferred policy
  acquisitions costs (Note 4)                   660,795        1,112,180
 Operating Expenses (Note 11)                   645,656          798,563
 Interest expense with related party
  (Note 9)                                       22,500           22,500
                                             ----------       ----------
                                            $ 2,352,967      $ 2,590,040
                                             ----------       ----------
 Income before income taxes                     589,890          409,070
 Income tax expense (benefit) (Note 10)         221,209          151,356
                                             ----------       ----------
              Net income                    $   368,681      $   257,714
                                             ----------       ----------
Retained Earnings, beginning                  7,243,552        6,229,573
                                             ----------       ----------
Retained Earnings, ending                     7,612,233        6,487,287
                                             ----------       ----------
Earnings per share, based on
 1,907,989 weighted average shares
 outstanding in 1994                        $       .19              .13
                                             ==========      ===========

                       See notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                      STATEMENTS OF SHAREHOLDERS' EQUITY
            PERIODS ENDED MARCH 31, 1995, DECEMBER 31, 1994, AND 1993

                                                       Unrealized
                                                      appreciation
                                                     (depreciation)   Agents
                                            Capital    of equity    Incentive
                     Common stock         in excess    security       Stock     Retained
                  Shares      Amount        of par    investments     Bonus     earnings
                ---------   ----------   ----------   ----------    ---------   ---------
Balances,
 December 31,
 1992           1,844,694   $1,844,694    3,918,292      64,633         -        5,524,921

Net income for
 the year            -            -            -            -           -          704,652
Stock bonus          -            -            -            -         125,000          -
Unrealized
 appreciation
 of equity
 security
 investments         -            -             -         55,909         -             -
                ---------   ----------    ----------  ----------    ---------     ---------
Balances,
 December
 31, 1993       1,844,694    1,844,694    3,918,292      120,542      125,000    6,229,573
                ---------   ----------    ---------   ----------    ---------    ---------
Capital Stock
 issued            63,295       63,295       93,227        -        ( 125,000)
Net income for
 the year            -            -             -          -            -        1,013,979
Unrealized
 depreciation
 of securities
 available
 for sale
 investments         -            -             -       (639,077)        -            -
                --------    ----------    ----------  ----------    ---------    ---------
Balances,
 December
 31, 1994       1,907,989   $1,907,989     4,011,519    (518,535)        -       7,243,552
                ---------   ----------     ---------  ----------    ---------    ---------
Capital Stock
 issued
Net income for
 the year to
 date                -            -             -           -            -         368,681
Unrealized
 depreciation
 of securities
 available
 for sale
 investments         -            -             -        185,390         -            -
                ---------   ----------    ----------  ----------    ---------    ---------
Balances,
 March 31,
 1995           1,907,989   $1,907,989     4,011,519  (  333,145)        -       7,612,233
                =========   ==========     =========  ==========    =========    =========

                     SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            STATEMENTS OF CASH FLOWS
                  FOR THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                          INCREASE (DECREASE) IN CASH

                                                        1995                            1994
                                                    -----------                      ---------
Cash flows provided by (used in)
    operating activities:
  Net income (including net realized
    gains and losses on investments)                $   368,681                       $257,714
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
    Depreciation                                         32,130                         37,612
    Net realized (gains) or
       losses on investments                             11,944                         18,429
    Deferred income taxes                               319,493
    Amortization of deferred
      policy acquisition costs                          969,747                      1,187,180
    Acquisition costs deferred                       (  600,795)                    (1,093,659)
    Change in assets and liabilities
      affecting cash provided by
      operations:
    Accrued investment income                        (   62,020)                      (867,938)
    Due from affiliated insurance
      agency                                         (    1,999)
    Accounts receivable                                  85,748                        474,213
    Other policy claims and
      future benefits payable                           167,618                      ( 114,680)
    Reinsurance Receivable                           (  107,903)                     (  54,580)
    Policyholders' Account
      Balances                                          604,545                        607,481
    Funds held under
      reinsurance                                        66,329                         38,928
    Unearned premiums                                (  277,647)                       148,916
    Dividend and endowment
      accumulations                                  (    2,468)                         1,397
    Payable to affiliated
     insurance agent                                 (  225,213)
    Income tax payable                                  206,208                     (  133,970)
    Other liabilities                                (  817,618)                    (1,679,148)
      Other policyholders'
        funds
                                                     -----------                    -----------
  Net cash provided by (used in)
     operating activities                               736,780                     (1,172,105)


                                  (continued)

                      SOUTHERN SECURITY LIFE INSURANCE COMPANY
                         STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                             INCREASE (DECREASE) IN CASH

                                                                  1995                            1994
                                                              -----------                     ----------
Cash flows from (used in) investing
     activities:
  Purchase of investments                                     (2,602,149)                   ( 5,907,944)
  Proceeds from maturity of held to
    maturity securities                                          336,070
  Proceeds from maturity of available
    for sale securities                                           25,128
  Proceeds from sale of available for
    sale securities
  Proceeds from sales of investments                             135,323                      1,150,212
  Proceeds from maturities of investments
  Net change in policy and student loans                       3,524,988                     19,516,152
  Net change in short term investments                            40,298
  Acquisition of property and equipment                       (  116,774)                           -
                                                             -----------                      ----------
    Net cash provided by (used in)
      investing activities                                     1,342,884                      14,758,420
                                                             -----------                      ----------
Cash flows from financing
     activities:
   Receipts from universal life and
     certain annuity policies credited
     to policyholder account balances                          1,416,328                       1,546,967
   Return of policyholder account
     balances on universal life and
     certain annuity policies                                 (1,110,797)                   (   798,413)
   Proceeds from short-term
     borrowings                                                1,000,000                      2,561,932
   Repayment of short-term
     borrowings                                               (1,891,823)                    12,000,000
                                                              ----------                     ----------
Net cash provided by financing
   activities                                                 (  586,292)                   ( 8,689,514)
                                                              ----------                    -----------
Increase (decrease) in cash                                    1,493,372                      4,896,801

Cash and cash equivalents at
   beginning of year                                             882,737                         89,461
                                                             -----------                    ----------
Cash and cash equivalents at
   end of quarter                                             $2,376,109                    $ 4,986,262
                                                             ===========                    ==========
                           See notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                         NOTES TO  FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

1.  Nature of business and summary of significant accounting policies
    -----------------------------------------------------------------
    (a) Nature of Business
    ----------------------

    The primary business purpose of Southern Security Life Insurance Company (the "Company") is the issuance of long duration universal life insurance contracts. Prior to 1986, the Company's business included traditional whole life and annuity contracts. The majority of the Company's business is conducted in the states of Florida (50%), Georgia (15%) and Texas (11%). None of the remaining eight states in which the Company is licensed to conduct business account for over 10% of the Company's total business.

    (b) Basis of Financial Statements
    ---------------------------------

    The financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP"), which vary from reporting practices prescribed or permitted by regulatory authorities.

    (c) Investments
    ---------------

    Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115") "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires that investments in all debt securities and those equity securities with readily determinable market values be classified into one of three categories: held-to-maturity, trading or available-for-sale. Classification of investments is based upon management's current intent. Debt securities which management has a positive intent and ability to hold until maturity are classified as securities held-to-maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held-to-maturity are not reflected in the financial statements. Debt and equity securities that are purchased for short-term resale are classified as trading securities. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. All other debt and equity securities not included in the above two categories are classified a securities available-for-sale. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported as a separate component of stockholders' equity, net of tax and a valuation allowance against deferred acquisition costs. At December 31, 1994, the Company did not have any investments categorized as trading securities. Adoption of this statement had no effect on the income of the Company.

    Prior to January 1, 1994, the Company classified investments in fixed maturity securities, in accordance with emerging practice for financial

                   SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

1.  Nature of business and summary of significant accounting policies
    -----------------------------------------------------------------
    (continued)
    -----------

    institutions. Fixed maturity securities that the Company had the ability and intent to hold until maturity were classified as fixed maturities held to maturity and were carried at amortized cost. Fixed maturity securities which may have been sold prior to maturity due to changes in interest rates, prepayment risks, liquidity needs, tax planning purposes or other similar factors, were classified as securities available for sale, and were carried at the lower of aggregate amortized cost or market. If the aggregate market value for fixed maturities available for sale was less than the aggregate amortized cost of such securities, the excess was an unrealized loss which was reported net of income taxes in a separate component of shareholders' equity along with the change in unrealized gains or losses on equity securities also shown net of income taxes.

    The Company's carrying value for investments in the held-to-maturity and available-for-sale categories is reduced to its estimated realizable value if a decline in the market value is deemed other than temporary. Such reductions in carrying values are recognized as realized losses and charged to income.

    Interest on fixed maturities and short-term investments is credited to income as it accrues on the principal amounts outstanding adjusted for amortization of premiums and discounts computed by the scientific method, which approximates the effective yield method. Realized gains and loses on disposition of investments are included in net income. The cost of investments sold is determined on the specific identification method. Dividends are recorded as income on the ex-dividend dates.

    Policy loans and student loans are carried at the unpaid principal balance, less any amounts deemed to be uncollectible. No policy loans are made for amounts in excess of the cash surrender value of the related policy. Accordingly, policy loans are fully collateralized by the related liability for future policy benefits for traditional insurance policies and by the policyholders' account balance for interest sensitive policies.

    (d) Cash and Cash Equivalents
    -----------------------------

    For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of one month or less to be cash equivalents.

                   SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

1.  Nature of business and summary of significant accounting policies
    -----------------------------------------------------------------
    (continued)
    -----------

    (e) Deferred Policy Acquisition Costs
    -------------------------------------

    The costs of acquiring new business, net of the effects of reinsurance, principally commissions and those home office expenses that tend to vary with and are primarily related to the production of new business, have been deferred. Deferred policy acquisition costs applicable to non-universal life policies are being amortized over the premium-paying period of the related policies in a manner that will charge each year's operations in direct proportion to the estimated receipt of premium revenue over the life of the policies. Premium revenue estimates are made using the same interest, mortality and withdrawal assumptions as are used for computing liabilities for future policy benefits. Acquisition costs relating to universal life policies are being amortized at a constant rate based on the present value of the estimated gross profit amounts expected to be realized over the life of the policies.

    (f) Depreciation
    ----------------

    Depreciation is being provided on the straight-line method over the estimated useful lives of the assets.

    (g) Future Policy Benefits
    --------------------------

    The liability for future policy benefits has been provided on a net level premium basis utilizing estimated investment yields, withdrawals, mortality and other assumptions that were appropriate at the time the policies were issued. Such estimates are based upon industry data and the Company's past experience as adjusted to provide for possible adverse deviation from the estimates.

    (h) Recognition of Premium Revenue and Related Costs
    ----------------------------------------------------
    Premiums are recognized as revenue as follows:

    - Universal life policies - premiums received from policyholders are reported as deposits. Cost of insurance and expense charges, which are charged against the policyholder account balance, are recognized as revenue as earned. Amounts assessed against the policyholder account balance that represent compensation to the Company for services to be provided in future periods are reported as unearned revenue and recognized in income using the same assumptions and factors used to

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994


1.  Nature of business and summary of significant accounting policies
    -----------------------------------------------------------------
    continued
    ---------

    amortize acquisition costs capitalized.

    - Annuity contracts with flexible terms - premiums received from policyholders are reported as deposits.

    - All other policies - recognized as revenue over the premium paying period.

    (i) Reinsurance
    ---------------

    Statement of Financial Accounting Standards ("SFAS") No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," is effective for fiscal years beginning after December 15, 1992. SFAS No. 113, which eliminated net reporting of reinsurance amounts in the balance sheet, provides disclosure requirements and guidance on assessing transfer of risk in insurance contracts that apply to ceding and assuming entities and guidance with regard to gain recognition. The Company adopted this pronouncement in 1993.

    (j) Income Taxes
    ----------------

    In February 1992, the Financial Accounting Standards Board issued SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109 deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    The Company adopted SFAS No. 109 in 1992 and has applied the provisions of SFAS No. 109 retroactively to January 1, 1991.

    (k) Earnings Per Share
    ----------------------

    Earnings per share are computed based on weighted average outstanding shares for each year.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

1. Nature of business and summary of significant accounting policies
   -----------------------------------------------------------------
   continued
   ---------

   (l) Reclassification
   --------------------

   Certain amounts presented in the 1992 and 1993 financial statements have been restated to conform to the 1994 presentation.

2. Basis of Financial Statements
   -----------------------------

   The more significant generally accepted accounting principles applied in the preparation of financial statements that differ from life insurance statutory accounting practices prescribed or permitted by regulatory authorities (which are primarily designed to demonstrate solvency) are as follows:

   a. Costs of acquiring new business are deferred and amortized, rather than being charged to operations as incurred.


   b. The liability for future policy benefits and expenses is based on conservative estimates of expected mortality, morbidity, interest, withdrawals and future maintenance and settlement expenses, rather than on statutory rates for mortality and interest.

   c. The liability for policyholder funds associated with universal life and certain annuity contracts are based on the provisions of Statement of Financial Accounting Standards Statement No. 97, rather than on the statutory rates for mortality and interest.

   d. Investments in securities are reported as described in Note 1, rather than in accordance with valuations established by the National
   Association of Insurance Commissioners ("NAIC"). Pursuant to NAIC valuations, bonds eligible for amortization are reported at amortized value; other securities are carried at values prescribed by or deemed acceptable by NAIC including common stocks, other than stocks of affiliates, at market value.

   e. Deferred income taxes, if applicable, are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

   f. The statutory liabilities for the asset valuation reserve and interest maintenance reserve have not been provided in the financial statements.

                   SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

2.  Basis of financial statements (continued)
    -----------------------------------------

    g. Certain assets, principally receivables from agents and equipment, are reported as assets rather than being charged directly to surplus.

    h. Expenses attributable to the public offering of the common shares have been reclassified from retained earnings to capital in excess of par.

    i. Realized gains or losses on the sale or maturity of investments are included in the statement of income and not recorded net of taxes and amounts transferred to the interest maintenance reserve as required by statutory accounting practices.

    j. Certain proceeds from a note payable (note 9) that are treated as shareholder's equity for statutory purposes are treated as a liability under generally accepted accounting principles.

    A reconciliation of net income (loss) for the years ended December 31, 1994, 1993 and 1992 and shareholders' equity as of December 31, 1994 and 1993 between the amounts reported on a statutory basis and the related amounts presented on the basis of generally accepted accounting principles is as follows:

                   SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                               Shareholders'
                            Net Income (Loss)                   Equity
                           Ended  December 31,               December 31,
                       1994        1993       1992         1994       1993
                    ----------  ---------- ---------    ----------- -----------
As reported
 on a
 statutory
 basis              $   55,816     195,794  2,039,144    8,759,282    8,540,689
                    ----------  ---------- ----------   ----------  -----------
Adjustments:
  Deferred
  policy
  acquisition
  costs, net           724,549     152,801 (1,991,046)  20,104,624   18,279,497
Future policy
  benefits,
  unearned
  premiums and
  policyholders'
  funds                586,243     189,956    781,660  (14,632,156) (14,592,689)
 Deferred
  income taxes      (  430,000)    142,000    705,400  (   474,000) (   364,000)
 Asset valuation
  reserve                 -           -          -         481,454      461,424
 Interest main-
  tenance reserve   (    4,092)     52,501    154,639      203,048      207,140

 Non-admitted
  assets                  -           -          -         431,092      861,468
 Unrealized
  losses - SFAS
  115                     -           -          -     ( 1,374,628)       -
Capital and
  surplus note            -           -          -      (1,000,000)  (1,000,000)
 Other
  adjustments,
  net                   81,463     (28,400)    80,403      145,809   (  155,428)
                    ----------  ----------  ----------   ----------  -----------
 Net increase
  (decrease)           958,163     508,858   (268,944)    3,885,243   3,697,412
                    ----------  ----------  ----------   ----------- -----------
As reported on a
 GAAP basis         $1,013,979     704,652  1,770,200     12,644,525 12,238,101
                     =========  ==========  ==========   =========== ===========

    Under applicable laws and regulations, the Company is required to maintain minimum surplus as to policyholders, determined in accordance with regulatory accounting practices, in the aggregate amount of approximately $1,600,000.

    The payment of dividends by the Company is subject to the regulation of the State of Florida Department of Insurance. A dividend may be declared and paid without prior Florida Insurance Commissioner's approval if the dividend is equal to or less than the greater of: (a) 10% of the

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

2.  Basis of financial statements (continued)
    -----------------------------------------

    Company's surplus as to policyholder's derived from realized net operating profits on its business and net realized capital gains; or (b) the Company's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, if the Company will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend is declared and paid. As a result of such restrictions, the maximum dividend payable by the Company during 1995 without prior approval is approximately $50,000.

    The Risk-Based Capital ("RBC") for Life and/or Health Insurers Model Act (the "Model Act") was adopted by the National Association of Insurance Commissioners (NAIC) in 1992. The main purpose of the Model Act is to provide a tool for insurance regulators to evaluate the capital of insurers. Based on calculations using the appropriate NAIC formula, the Company exceeded the RBC requirements at December 31, 1994.

3.  Investments
    -----------

    (a) Equity Securities and Fixed Maturities
    ------------------------------------------

    Equity securities consist of $1,380,761 and $1,127,990 of common stock at December 31, 1994 and 1993, respectively.

    Unrealized (depreciation) appreciation in investments in equity securities for the years ended December 31, 1994, 1993 and 1992 is $(108,809), $55,909 and $2,135, respectively.

    The amortized cost and estimated fair values of investments in debt securities are as follows:

                      SOUTHERN SECURITY LIFE INSURANCE COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

3.  Investments (continued)
    -----------------------

                                              Gross        Gross      Estimated
                                Amortized   Unrealized   Unrealized     Market
                                    Cost      Gains        Losses       Value
                                ---------   ----------   ----------   ---------
December 31, 1994:
   Held to maturity:
    U.S. Treasury securities
     and obligations of U.S.
     government corporations
     and agencies
     (guaranteed)             $ 2,837,876         -          45,876    2,792,000

   Corporate securities         7,848,160       14,550      254,757    7,607,953

    Special revenue and
     special assessment
     obligations and all
     nonguaranteed obli-
     gations of agencies and
     authorities of govern-
     ments and their political
     political subdivisions     2,130,301         -          55,330    2,074,971
                              -----------      -------    ---------   ----------
                               12,816,337       14,550      355,963   12,474,924
                              -----------      -------    ---------   ----------
   Available for sale:
    U.S. Treasury securities
     and obligations of U.S.
     government corporations
     and agencies
     (guaranteed)              15,340,641         -       1,014,641   14,326,000

    Corporate securities        3,927,987       26,811      386,798    3,568,000

    Special revenue and
     special assessment
     obligations and all
     nonguaranteed obli-
     gations of agencies and
     authorities of govern-
     ments and their political
     subdivisions                 747,197         -             -        747,197
                               ----------      -------    ---------   ----------
                               20,015,825       26,811    1,401,439   18,641,197
                               ----------      -------    ---------   ----------
                              $32,832,162       41,361    1,757,402   31,116,121
                               ==========      =======    =========   ==========


                      SOUTHERN SECURITY LIFE INSURANCE COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

3.  Investments (continued)
    -----------------------

                                                Gross        Gross      Estimated
                                  Amortized   Unrealized   Unrealized     Market
                                      Cost      Gains        Losses       Value
                                  ---------   ----------   ----------   ---------
December 31, 1993:
   Held to maturity:
    U.S. Treasury securities
     and obligations of
     U.S. government corpora-
     tions and agencies
     (guaranteed)                 2,846,630     219,370          -     3,066,000

    Corporate securities          3,868,508     240,928          -     4,109,436

    Special revenue and
     special assessment
     obligations and all
     nonguaranteed obligations
     of agencies and
     authorities of govern-
     ments and their political
     subdivisions                1,474,122        2,149         -      1,476,271
                                ----------      -------     ------    ----------
                                 8,189,260      462,447         -      8,651,707
   Available for sale:
    U.S. Treasury
     securities and
     obligations of U.S.
     government corporations
     and agencies (guaranteed)   8,036,968      301,361     24,329     8,314,000

   Corporate securities          5,629,107       89,272     10,379     5,708,000

   Special revenue and
     special assessment
     obligations and all
     nonguaranteed
     obligations of agencies
     and authorities of
     governments and their
     political subdivisions      1,331,683         -         -         1,331,683
                                ----------      -------     ------    ----------
                                14,997,758      390,633     34,708    15,353,683
                                ----------      -------     ------    ----------
                               $23,187,018      853,080     34,708    24,005,390
                                ==========      =======     ======    ==========

    Unrealized (depreciation) appreciation of fixed maturities for years ending December 31, 1994, 1993 and 1992 is $(2,534,413), $351,427 and
    $212,665 respectively.

                      SOUTHERN SECURITY LIFE INSURANCE COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

3.  Investments (continued)
    -----------------------

    The amortized cost and estimated fair value of fixed maturities, excluding mortgage backed securities, at December 31, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                  Estimated Amortized
         Year of Maturity               Cost                    Market Value
         ----------------         -------------------           ------------
         1995                        $   250,416                $    247,500
         1996-1999                    17,893,220                  17,122,789
         2000-2004                     6,974,366                   6,501,530
         After 2004                    4,561,528                   4,147,000
                                      ----------                ------------
                                     $29,679,530                $ 28,018,819
                                     ===========                ============

    The Company also invests in mortgage backed securities with amortized cost totaling $3,152,632 and estimated fair values totaling $3,097,302 that mature at various dates.

    Proceeds from sale of equity securities and fixed maturities available for sale and related realized gains and losses are summarized as follows:

                                   1994              1993              1992
                               ----------         ---------          ---------
    Proceeds from sale of
     equity securities         $  650,294           670,758            491,719
                                ---------         ---------          ---------
    Proceeds from sale of
     fixed maturities
     available for sale        $     -            1,821,147          7,385,186
                                =========         =========          =========
    Equity securities:
     Gross realized gains          67,146            77,341             42,288
     Gross realized
     (losses)                  (   16,474)          (53,208)          ( 30,527)
    Fixed maturities:
     Gross realized gains            -               70,483            233,153
     Gross realized
     (losses)                        -                 -               (54,117)
    Other realized (losses)          -                 -               (20,842)
                                ---------         ---------          ---------
                               $   50,672            94,616            169,955
                                =========         =========          =========

                      SOUTHERN SECURITY LIFE INSURANCE COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

3.  Investments (continued)
    -----------------------

    Certain of the fixed maturity securities classified as available for sale and held to maturity were called during the year ended December 31, 1994 resulting in the following realized gains and losses:

                                       1994                 1993
    Held to maturity:                 --------            ---------
      Gross realized gains            $   -                 41,622
      Gross realized loss                 -                 (2,583)
    Available for sale:
      Gross realized gains              10,060              15,050
      Gross realized loss                 -                 (9,720)
                                       -------              -------
                                      $ 10,060             $ 44,369
                                       =======              =======

    (b) Concentrations of credit risk
    ---------------------------------

    At December 31, 1994 and 1993, the Company did not hold any unrated or less-than-investment grade corporate debt securities. The Company also invests in subsidized and nonsubsidized student loans totaling $4,837,123 and $21,664,394 at December 31, 1994 and 1993, respectively, which are guaranteed by the U.S. government. Subsequent to December 31, 1994, all of these loans were sold at their unpaid principal balance.

    (c) Investment Income
    ---------------------

    Net investment income for the years ended March 31, 1995 and 1994 consists of the following:

                                                   1995                1994
                                               -----------           --------
    Interest:
      Fixed maturities                          $   579,866            429,851
      Policy and student loans                      176,367            434,435
      Other investments                              49,583             35,013
    Dividends on equity securities:
      Common stock, including mutual fund             5,961              4,664
                                                 ----------           --------
                                                    811,777            903,963
    Less investment expenses                         39,134             63,226
                                                 ----------           --------
                                                $   772,643            840,737
                                                 ==========           ========

                      SOUTHERN SECURITY LIFE INSURANCE COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

3.  Investments continued
    ---------------------

    Net investment income for the years ended December 31, 1994, 1993 and 1992 consists of the following:

                                             1994           1993          1992
                                         -----------    ----------    ----------
    Interest:
      Fixed maturities                   $ 2,080,464     1,485,217     1,618,395
      Policy and student loans               768,631     1,125,035       898,954
      Short-term investments                 176,941       174,972       205,529

    Dividends on equity securities
      Common stock, including mutual
       fund                                   24,418        17,230        14,275
                                          ----------    ----------    ----------
                                           3,050,454     2,802,454     2,737,153
    Less investment expenses                 299,683       284,449       291,693
                                          ----------    ----------    ----------
                                         $ 2,750,771     2,518,005     2,445,460
                                          ==========    ==========    ==========

  (d) Investments on Deposit
  --------------------------

  In order to comply with statutory regulations, investments were on deposit with the Insurance Departments of certain states as follows:

                                             1994                1993
                                         ----------           ---------
                    Florida             $ 1,744,017           1,733,163
                    Alabama                 100,000             100,000
                    South Carolina          305,356             306,000
                    Georgia                 250,000             250,000
                    Arizona                    -                199,395
                                         ----------           ---------
                                        $ 2,399,373           2,588,558
                                         ==========           =========

    Certain of these assets, totaling approximately $650,000 for each of the years ended December 31, 1994 and 1993, are restricted for the future benefit of policyholders in a particular state.

4.  Deferred policy acquisition costs
    ---------------------------------

    Deferred policy acquisition costs at December 31, 1994, 1993 and 1992 consist of the following:

                      SOUTHERN SECURITY LIFE INSURANCE COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

4.  Deferred policy acquisition costs continued
    -------------------------------------------

                                       1994           1993            1992
                                   -----------      ----------      ----------
      Deferred policy
       acquisition costs at
       beginning of year           $18,279,497      18,126,696      20,117,742
      Policy acquisition
       costs deferred:
       Commissions                   2,200,505       3,423,146       5,230,021
      Underwriting and
       issue costs                   1,060,192       1,020,134       1,271,928
      Other                            706,558         926,392       1,054,929
      SFAS 115                       1,100,578            -               -
                                   -----------      ----------      ----------
                                     5,067,833       5,369,672       7,556,878
                                   -----------      ----------      ----------
      Ceding commission                  -                -         (5,136,136)
      Amortization of deferred
       policy acquisition
       costs                       ( 3,242,706)     (5,216,871)     (4,411,788)
                                   -----------      ----------      ----------
      Deferred policy
       acquisition costs at
       end of year                 $20,104,624      18,279,497      18,126,696
                                    ==========      ==========      ==========

5.  Property and equipment
    ----------------------

    Property and equipment consists of the following:

                                     March            December      December
                                      1995             1994           1993
                                   ----------       ----------      ----------
    Land                           $  982,027          982,027        982,027
    Building and improvements       2,150,360        2,049,150      2,049,150
    Furniture and equipment         1,033,165        1,025,436      1,045,556
                                    ---------        ---------      ---------
                                    4,165,552        4,056,613      4,076,733
    Less accumulated
     depreciation                   1,256,935        1,232,443      1,140,669
                                    ---------        ---------      ---------
                                   $2,908,617       $2,824,170      2,936,064
                                    =========        =========      =========

                      SOUTHERN SECURITY LIFE INSURANCE COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

5.  Property and equipment continued
    --------------------------------

    Depreciation expense for the years ended December 31, 1994, 1993 and 1992 totaled $148,355, $163,400, and $160,819, respectively.

6.  Future policy benefits
    -----------------------

    At December 31, 1994 and 1993, future policy benefits, exclusive of universal life and flexible term annuities consist of the following:

                                      March           December       December
                                     31, 1995           1994           1993
                                    ----------       ----------     ---------
         Life insurance             $  690,827          701,498       726,631
         Annuities                     301,617          332,490       360,089
         Accident & health
          insurance                      7,632            7,657         7,688
                                     ---------       ----------     ---------

         Total life
          insurance policies        $1,000,076       $1,041,645     1,094,408
                                     =========        =========     =========

    Life insurance in-force aggregated approximately $1.5 billion and $1.65 billion at December 31, 1994, and 1993, respectively.

    Mortality and withdrawal assumptions are based upon the Company's experience and actuarial judgment with an allowance for possible unfavorable deviations from the expected experience. The mortality table used in calculating benefit reserves is the 1965-1970 Basic Select and Ultimate for males.

    For non-universal life policies written during 1983 through 1988, interest rates used are 8.0 percent for policy years one through five, decreasing by .1 percent per year for policy years six through twenty, to 6.5 percent for policy years twenty-one and thereafter. For non-universal life policies written in 1982 and prior, interest rates vary, depending on policy type, from 7 percent for all policy years to 6 percent for policy years one through five and 5 percent for years six and thereafter. For universal life policies written since 1988, the interest rate used is a 1 percent spread over the credited rate of 8 percent.

                      SOUTHERN SECURITY LIFE INSURANCE COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

7.  Reinsurance
    -----------

    The Company routinely cedes and, to a limited extent, assumes reinsurance to limit its exposure to loss on any single insured. Ceded insurance is treated as a risk and liability of the assuming companies. As of December 31, 1994, ordinary insurance coverage in excess of $75,000 is reinsured; however for some policies previously issued, the first $30,000, $40,000 or $50,000 was retained and the excess ceded. The retention limit for some substandard risks is less than $75,000. Reinsured risks would give rise to liability to the Company only in the event that the reinsuring company might be unable to meet its obligations under the reinsurance agreement in force, as the Company remains primarily liable for such obligations. Under these contracts, the Company has ceded premium of $585,957 and $510,469 included in reinsurance ceded, and received recoveries of $514,868 and $405,293 included in annuity, death and other benefits for the years ended December 31, 1994 and 1993, respectively.

    On December 31, 1992, the Company entered into a reinsurance agreement ceding an 18% share of all universal life policies in force at December 31, 1992 as a measure to manage the future needs of the Company. The reinsurance agreement is a co-insurance treaty entitling the assuming company to 18% of all future premiums, while making the ceding company responsible for 18% of all future claims and policyholder loans relating to the ceded policies. In addition, the Company receives certain commission and expense reimbursements. As the reinsurer is unauthorized in the State of Florida, assets with a market value totaling an amount equal to or greater than the balance of policyholders' account balances less policy loans, on a statutory basis, ceded to the reinsurer are held in trust for benefit of the Company.

    As of December 31, 1992, the Company ceded premiums of $5,240,058, equal to the 18% of net statutory reserves ceded on the effective date of the contract. In return, the Company received a commission and expense allowance of $2,497,370. The effect of this transaction on the financial statements at and for the year ended December 31, 1992 was as follows:

                      SOUTHERN SECURITY LIFE INSURANCE COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

7.  Reinsurance continued
    ---------------------

    Establish policyholders' account balances
    on deposit with reinsurer                        $6,108,839
                                                      =========
    Reduce deferred acquisition costs                $5,136,136
                                                      =========
    Reduce unearned premium                          $2,409,468
                                                      =========
    Gain on reinsurance transaction
    recognized (1)                                   $  639,455
                                                      =========

    (1) The economic gain on the reinsurance transaction amounted to approximately $1,600,000, however, management deferred approximately $1,000,000 of the gain against deferred acquisition costs as a provision for the recoverability of such costs. Based upon management's and actuarial evaluation of such costs, approximately $500,000 and $300,000 of the amount deferred was amortized against deferred acquisition costs during 1994 and 1993, respectively.

    For the year ended December 31, 1994 and 1993, the Company ceded premiums of $758,956 and $1,108,916, included in reinsurance ceded and received recoveries of $386,509 and $504,341, included in annuity, death and other benefits, respectively. The funds held in reinsurance treaties with unauthorized reinsurer of $700,701 and $497,874 represent the 18% share of policy loans ceded to the reinsurer at December 31, 1994 and 1993, respectively.

8.  Notes Payable
    -------------

    The note payable of $891,823 and $9,438,068 at December 31, 1994, and 1993, respectively, secured by student loans equaling 115% of the unpaid principal balance, relates to advances under a $15,000,000 line of credit ($14,108,177 available to be drawn at December 31, 1994). The note bears interest at a variable rate, 6% at December 31, 1994 and matures on August 18, 1995.

    Interest expense relating to these notes payable during the three years ended December 31, 1994, 1993 and 1992 totaled $60,864, $73,924, and
    $30,644, respectively and is included in net investment income.

                      SOUTHERN SECURITY LIFE INSURANCE COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

9.  Note Payable to Related Party
    -----------------------------

    Note payable to related party consists of amounts due on demand to Consolidare Enterprises, Inc., the Company's majority shareholder. The note proceeds were obtained in December, 1988 and the note qualifies as shareholders' equity for statutory accounting purposes in accordance with
    Section 628.401 of the Florida Statutes. At December 31, 1994, the note bears interest at 9.0% percent (payable monthly); principal repayment is contingent upon the Company maintaining statutory surplus in excess of $1,750,000 and approval in advance by the Florida Department of Insurance. Interest expense relating to the balance of note payable to related party during 1994, 1993 and 1992 aggregated $90,000, $90,00, and $91,250 respectively.

10. Income taxes
    ------------

    As discussed in note 1(j), the Company adopted Statement 109 in 1992 and has applied the provisions of Statement 109 retroactively to January 1, 1991.

    Income taxes for the years ended December 31, 1994, 1993 and 1992 is summarized as follows:

                                 1994          1993            1992
                               --------       --------        --------
      Current:
        Federal                $100,000        129,000         606,000
        State                      -            14,000          50,000
                                -------        -------         -------
                                100,000        143,000         656,000
                                -------        -------         -------
      Deferred:
        Federal                 387,000       (128,000)       (637,400)
        State                    43,000       ( 14,000)       ( 68,000)
                                -------        -------         -------
                                430,000       (142,000)       (705,400)
                                -------        -------         -------
                               $530,000          1,000        ( 49,400)
                                =======        =======         =======

                      SOUTHERN SECURITY LIFE INSURANCE COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

10. Income taxes continued
    ----------------------

    Income tax expense for the years ended December 31, 1994, 1993 and 1992 differs from "expected" tax (computed by applying the U.S. federal income tax rate of 35% in 1994 and 34% in 1993 and 1992 to pretax income) as a result of the following:

                                         1994           1993          1992
                                      ---------      --------      --------
    Computed "expected" tax
     expense                          $ 541,000       240,000       585,000
    Increase (reduction) in
      income taxes resulting
      from:
    Small life insurance
      company deduction                ( 83,000)     (252,100)     (715,508)
    Changes in the valuation
      allowance for deferred tax
      assets, allocated to
      income tax expense                 14,000        49,000       129,000
    (Over) under accrual of prior
      year expense                       29,000      ( 37,000)         -
    State taxes, net of federal
      income tax benefit                 28,000          -         ( 11,880)
    Other, net                            1,000         1,100      ( 36,012)
                                       --------       -------       -------
                                      $ 530,000         1,000      ( 49,400)
                                       ========       =======       =======

    Under tax laws in effect prior to 1984, a portion of a life insurance company's gain from operations was not currently taxed but was accumulated in a memorandum "Policyholders' Surplus Account." As a result of the Tax Reform Act of 1984, the balance of the Policyholders' Surplus Account has been frozen as of December 31, 1983 and no additional amounts will be accumulated in this account. However, distributions from the account will continue to be taxed, as under previous law, if any of the following conditions occur:

    a. The Policyholders' Surplus exceeds a prescribed maximum, or;

    b. Distributions, other than stock dividends, are made to shareholders in excess of Shareholders' Surplus, as defined by prior law, or;

    c. The entity ceases to qualify for taxation as a life insurance company.

                      SOUTHERN SECURITY LIFE INSURANCE COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

10. Income taxes continued
    ----------------------

    At December 31, 1994, the balance of the Policyholders' Surplus account aggregated approximately $236,000. The Company has not recorded deferred income taxes totaling approximately $80,000 relating to this amount as it has no plan to distribute the amounts in Policyholders' Surplus in the foreseeable future.

    The Tax Reform Act of 1986 enacted a new separate parallel tax system referred to as the Alternative Minimum Tax (AMT) system. AMT is based on a flat rate applied to a broader tax base. It is calculated separately from the regular Federal income tax and the higher of the two taxes is paid. The excess of the AMT over regular tax is a tax credit, which can be carried forward indefinitely to reduce regular tax liabilities of future years. In 1994, 1993 and 1992, AMT exceeded regular tax by $14,000, $49,000, and $129,000, respectively. At December 31, 1994, the
    AMT tax credit available to reduce future regular tax totaled $271,000.

    The principal elements of deferred income taxes consist of the following:

                                      1994             1993          1992
                                   ----------       ---------     ---------
    Deferred policy
     acquisition costs             $ 627,000        (131,000)     (940,000)
    Future policy benefits          ( 42,000)       ( 11,000)      258,000
    Differences in bases in
     investments                    (197,000)       (  9,000)     (  8,500)
    Other                             42,000           9,000      ( 14,900)
                                    --------        --------      --------
                                   $ 430,000        (142,000)     (705,400)
                                    ========        ========       =======

                      SOUTHERN SECURITY LIFE INSURANCE COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

10. Income taxes continued
    ----------------------

    The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 are presented below:

                                                       1994            1993
                                                   ----------      ----------
    Deferred tax assets:
      Unearned premiums, due to deferral
        of "front-end" fee for financial
        reporting purposes                         $3,920,000      $3,900,000
      Policy liabilities and accruals,
        principally due to adjustments to
        reserves for tax purposes                   1,800,000       1,778,000
      Other                                            19,000          20,000
      Investments                                     518,000            -
      Alternative minimum tax credit
        carry forwards                                271,000         257,000
                                                   ----------      ----------
    Total gross deferred tax assets                 6,528,000       5,955,000
    Less valuation allowance                         (271,000)     (  257,000)
                                                   ----------       ---------
    Net deferred tax assets                         6,257,000       5,698,000
                                                   ----------       ---------
    Deferred tax liabilities:
      Deferred acquisition costs,
        principally due to deferrals
        for financial reporting
        purposes                                   (6,646,000)     (6,019,000)

      Other                                           (85,000)        (43,000)
                                                    ----------       ---------
    Total gross deferred tax liabilities           (6,731,000)     (6,062,000)
                                                    ---------       ---------
    Net deferred tax liability                     $ (474,000)     (  364,000)
                                                   =========       ==========

    The valuation allowance for deferred tax assets established as of January 1, 1991 was $9,000. The net change in the total valuation allowance for the years ended December 31, 1994, 1993 and 1992 was an increase of $14,000, $49,000, and $129,000, respectively.

    At December 31, 1991, the Company had fully utilized its net operating loss carryforwards for "regular" income tax purposes.

                      SOUTHERN SECURITY LIFE INSURANCE COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

11. Related party transactions
    --------------------------

    The Company's general agent, Insuradyne Corporation, is a wholly-owned subsidiary of Consolidare Enterprises, Inc., which owns approximately fifty-seven percent (57%) of the Company's outstanding stock. The balances due (to) from affiliated insurance agency reflected in the accompanying balance sheets principally represents unearned commission advances paid to Insuradyne. The Company incurred commission expense to Insuradyne aggregating $582,059, $910,936, and $1,063,934 in 1994, 1993,
    and 1992, respectively. These amounts are included as components of acquisition costs deferred and related amortization. Insuradyne paid insurance-related expenses aggregating $192,332, $230,478, and $419,410 in 1994, 1993 and 1992, respectively.

12. Agents' Incentive Stock Bonus Plan
    ----------------------------------

    The Company has an incentive bonus plan for agents that was adopted in 1983 and effective through December 31, 1990. Bonuses granted under the plan were vesting over a five year period commencing on the fifth anniversary date of the award. Once vested, the agent had the option to receive the bonus in cash or shares of common stock. The number of shares of common stock was determined on the date of the award as the number of whole shares equal to the award based on the applicable stock price on that date.

    The first awards granted became fully vested during April, 1993. On November 17, 1993, the Board of Directors approved an amendment to the plan to provide an early payment option. The agents were given an increased award in exchange for settling the awards early. As of December 31, 1993, the total award of $128,336, was payable in 63,295 shares of common stock totaling $125,000 and $3,336 in cash included in other liabilities, as elected by the agents.

13. New Pronouncements by the Financial Accounting Standards Board
    --------------------------------------------------------------
    In December 1991, SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," was issued. SFAS No. 107 was effective for years ending after December 15, 1993, except for entities, such as the Company, with less than $150 million in total assets in the applicable 1992 statement of financial position, for which the effective date is fiscal year ending after December 15, 1995. As required by SFAS No. 107, the Company will have to disclose the fair value of all financial instruments, except for those financial instruments specifically excluded, for which it is practicable.

                      SOUTHERN SECURITY LIFE INSURANCE COMPANY
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

14. Legal proceedings
    -----------------

    Lawsuits against the Company have arisen in the normal course of the Company's business. However, contingent liabilities arising from litigation and other matters are not considered material in relation to the financial position of the Company.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         -------------------------------------------------------------------
    RESULTS OF OPERATIONS.
    ---------------------

    Overview.
    --------

    This analysis of the results of operations and financial condition of Southern Security Life should be read in conjunction with the Selected Financial Data and Financial Statements and Notes to the Financial Statements included in this report.

    In recent years the Company has primarily issued one type of insurance product, universal life. Universal life provides insurance coverage with flexible premiums, within limits, which allow policyholders to accumulate cash values. These accumulated cash values are credited with tax-deferred interest, as adjusted by the Company on a periodic basis. Deducted from these cash accumulations are administrative charges and mortality costs. At the time of surrender the company also charges surrender fees.

    Pursuant to the accounting methods prescribed by Financial Accounting Standards No. 97, premiums received from policyholders are credited to policyholder account balances, a liability, rather than income. Revenues on universal life result from the mortality and administrative fees charged to the policyholders' balances in addition to surrender charges assessed at the time of surrender. Interest credited to policyholder balances is shown as a part of benefit expenses.

    Annuity products, of which the Company currently has a small amount, are recorded in similar fashion to universal life. Considerations received by the Company are credited to the annuity account balances which are shown as a liability in the balance sheet. Interest is credited to these accounts as well and shown as an expense of the Company. Income is derived from surrender charges.

    Another source of income to the Company is investment revenue. The Company invests those funds deposited by policyholders of universal life and annuity products in debt and equity securities in order to earn interest and dividend income, a portion of which is credited back to the policyholders. Interest rates and maturities play a part in determining the credited interest rates to policyholders.

    In accordance with generally accepted accounting principles, certain costs directly associated with the issuance of new policies are deferred and amortized over the lives of the policies in relation to the present value of the estimated gross profits of those policies. These costs are defined as deferred policy acquisition costs and are shown in the asset section of the balance sheet of the Company. Amortization of these deferred costs is adjusted as the Company revises its current or estimated future gross profits. As an example, deferred policy acquisi-tion costs may be amortized more quickly when terminations are greater than anticipated or when investments are sold at a gain prior to expected

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         -------------------------------------------------------------------
    RESULTS OF OPERATIONS.
    ---------------------

    maturity. Mortality experience and interest rate fluctuations from period to period would also impact the amortization rate of deferred costs. Product profitability is affected by several different factors such as mortality experience (actual versus expected experience), interest rate spreads (excess interest earned over interest credited to policyholders) and controlling policy acquisition costs and other costs of operation. The operating results of any one reporting period may be significantly affected by the level of death or other policyholder benefits incurred due to the Company's relatively small size.

    The following table sets forth certain percentages reflecting financial data and results of operations (a) for 1994, 1993 and 1992 premium and investment revenues and (b) for period to period increases and (decreases).

                                       Relationships to
                                        Total Revenues             Period to Period
                                         Periods Ended               Increase or
                                           March 31                   (Decrease)
                              -----------------------------       -------------------
                              1995         1994        1993       95-94         94-93
                              -----        -----       -----      ------        ------
Premium income                  74%          70%         74%         2%            6%
Net investment income           26           28          24        (11 )          33
Other income                                  2           2          -            50
                               ----         ----        ----       -----         -----
  Total Revenues               100%         100%        100%       ( 2%)          13%

Losses, claims and
 loss adjustment
 expenses                       35%          22%         21%        56%           17%
Acquisition costs               22           37          47        (41 )          11%
Other operating
  costs and
  expenses                      23           27          24        (19 )          30%
                               ----         ----        ----       -----          ----
  Total Expenses                80%          86%         92%       ( 9%)           7%

Income before income
  taxes                         20%          14%          8%        44%           87%
Provision for
  taxes                          7            5           3         46           103%
                              -----       ------       -----       -----         -----
Net Income                      13%           9%          5%        43%           78%

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         --------------------------------------------------------------------
    RESULTS OF OPERATIONS.
    ---------------------

    Income

    New business written was 189, 330 and 562 million dollars in face value for 1994, 1993 and 1992 respectively. New business written declined in 1994 as did the total volume of insurance in force. This decline was due primarily to changes in the agency force which resulted in a reduction in the total number of agents. The year 1994 was one of change and restructuring for the Company. The development of new products continued and authorization for release of new products was sought in the states in which the Company is licensed. Delays in obtaining admission of products into various states cost the Company anticipated sales as well as agency forces. New product illustration software was developed to enable the products to be effectively marketed in those areas the products are available. The Company is currently developing additional distribution channels and new markets for its new products. Agent recruiting efforts have been intensified with the introduction of these new products.

    Premiums for 1994 were recorded at $10.6 million, for 1993 at $12.3 million and for 1992 at $9.9 million. This 13% decrease in premium income for 1994 can be attributed to a number of factors. The decline in new business over the past several years and a lesser amount of insurance in force have generated less revenues in the form of admin-istrative and mortality fees from the universal life products. However, the surrender fees associated with these same policies have increased slightly. Another factor contributing to the decrease is the decline in the amortization of unearned premium. Unearned premium essentially represents the excess first year charges in the policy. New business, as well as experience assumptions, play a part in determining the rate of amortization utilized.

    Increased investment in debt securities throughout the year 1994 attributed to an increase in investment income. At the end of 1993, the Company had $21.5 million invested in student loans. In early 1994, the Company sold these loans to the Student Loan Marketing Association ("SLMA") thereby freeing these funds for repayment of a loan with SLMA and subsequent reinvestment. The Company elected to place these funds in additional debt securities thereby increasing interest income. While interest income from student loans dropped significantly, the increased income from debt securities more than offset this decline. With the increased fees attached to student loans, the investment expenses remained about the same for 1994 as in 1993 in spite a smaller amount of student loans issued. In total, net investment income increased approximately 10%.

    New business is beginning to increase for 1995 and the Company antici-pates this trend will continue. While premium income was down slightly as compared with the same quarter 1994, it is expected to exceed prior

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         -------------------------------------------------------------------
    RESULTS OF OPERATIONS.
    ---------------------

    year in the year to come as marketing strategies begin to take affect. While investment income is down from 1994, this is only temporary as early 1994 received the benefit of the sale of a major portion of the Company's student loan portfolio. Fixed investments have increased in light of the available cash for investment, so returns should increase likewise.

    Expenses

    Annuity, death and other benefits for 1994 decreased by 13% from those of 1993 whereas from 1992 to 1993 they rose by 4.9%. The primary reason for this change is actual death claims. As stated previously, the level of the death claims may have a significant impact on a given period. The 1994 level, which declined from prior year, represents an actual to expected death claim ratio of 80%. This means that the level of mortality actually experienced by the Company was less than that anticipated by the actuarial assumptions. For the past several years, the Company's experience has been higher than that of 1994 yet still below the expected mortality rates used in actuarial assumptions. Most other benefit expenses for 1994 remained level with those of 1993.

    In addition to increased death claims, another factor contributing to the 1993 increase of 4.9% in annuity, death and other benefits would be universal life surrenders. As universal life products mature, they hold greater value, so surrenders, while remaining stable in count, may increase in dollar value. This would also have an impact on the value of the reserves on these same products.

    The amortization of DAC slowed in 1994 as compared to prior years. This slowing is partially offset by a similar decline in the amortization of unearned premium, as previously discussed. Here again, the decline in new business over the past several years in addition to fluctuations in experience assumptions have an impact on amortization.

    Operating expenses for the Company were $3.2 million, $2.8 million and $2.3 million for 1994, 1993 and 1992 respectively. This 1994 increase equates to an 11% increase in operating expenses over those of 1993. The Company has been making every effort to keep operating costs to a minimum. Most operating costs of the Company have remained level or declined between 1993 and 1994. During 1994, the Company settled a law-suit with a former employee of the Company. The cost of the lawsuit as well as the settlement amount have been expensed in the 1994 statement of operations and represents a substantial portion of the increase in administrative costs in 1994 over 1993. The Company has filed a claim for the recovery of these amounts from its insurance carrier and other parties.

    The 1993 increase would be due in part to increased salaries as well as

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
    RESULTS OF OPERATIONS.
    ---------------------

    increased legal and accounting expenses. Salaries increased in part due to the change in the compensation package of the President, however, this was offset by the reduction in the commission rate to the general agent which previously paid the President overrides. The increase in legal and accounting expenses can be attributed to a number of issues. The Company had several legal matter pending which were due to be resolved in 1994. In addition, the regulatory environment required increased accounting and actuarial work as well as legal assistance and interpretation. The largest increase in the tax area was in state income taxes. The Company has used any remaining tax credit carryforwards and must now pay state income taxes on an ongoing basis.

    Death benefits increased this first quarter 1995 over those of 1994. However, the second quarter death benefits appear to have declined thus far this quarter so the Company anticipates this expense leveling out to prior year rates. Operating expenses are down from the same quarter last year as the Company has completed several matters of ligation, thus reducing legal costs. In addition, the Company is continuing to make every effort to cut costs whenever possible.

    Federal Income Taxes

    In February 1992, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("Statement 109"). Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differ-ences are expected to be recovered or settled. Under Statement 109 the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    Statement 109 recognizes and measures a deferred tax asset based on the likelihood of realization of a tax benefit in future years allowing future income to be anticipated (as compared to the previous break even assumption) in determining if future realization of a tax benefit is more likely than not. A valuation allowance would be recognized if it is more likely than not that some portion of the deferred tax asset would not be realized.

    The Company adopted Statement 109 in 1992 and applied the provisions of Statement 109 retroactively to January 1, 1991.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
    RESULTS OF OPERATIONS.
    ---------------------

    Assets and Liabilities

    Since the Company has only one major product type, the asset/liability management process is fairly straightforward. The Company's monitoring process focuses on the management of a variety of risks, including interest rate risk. Asset/liability studies have indicated that the Company has a very conservative asset portfolio that provides for the Company's emerging liabilities. Assets of a longer duration could be a part of our portfolio, thereby increasing our interest rate spread.

    The total of invested assets has declined from the 1993 high of $49,500,000 to $43,600,000 for 1994. The primary reason for the decline is the balance of student loans in the Company's portfolio at year end. On December 31, 1993 the Company had $21,700,000 in student loans. At that time the Company had a portfolio of non-subsidized student loans which it had been maintaining for several years, in addition to its subsidized student loans, which it sells on a regular basis. In February of 1994, the Company received an offer from SLMA to purchase the non-subsidized student loan portfolio. The transaction was beneficial to the Company so the portfolio was sold. The funds from this sale were used to repay the Company's outstanding debt on its line of credit with SLMA thereby reducing its liabilities by $9,000,000. The balance of the funds received from this transaction were reinvested in debt securities of a longer duration.

    The Company recently completed the sale of its student loan portfolio and the proceeds have not all been reinvested as of first quarter end. Therefore, the cash balance for first quarter 1995 is higher than usual and the Company intends for these funds to be invested in fixed income investments. The balance of the funds were used to pay down our line of credit with the SLMA, thereby reducing liabilities.

    Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 required that investments in all debt securities and those equity securities with readily determinable market values be classified into one of three categories: held-to-maturity, trading or available-for-sale. Classification of investments is based upon management's current intent. Debt securities which management has a positive intent and ability to hold until maturity are classified as securities held-to-maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held-to-maturity are not reflected in the financial statements. Debt and equity securities that are purchased for short-term resale are classified as trading securities. Trading securities are carried at market value, with unrealized holding gains and losses included in earnings. All other debt and equity securities are not included in the above two categories are classified as securities

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
    RESULTS OF OPERATIONS.
    ---------------------

    available-for-sale. Securities available-for-sale are carried at market value, with unrealized holding gains and losses reported as a separate component of stockholders' equity, net of tax and a valuation allowance against deferred acquisition costs. At December 31, 1994, the Company did not have any investments categorized as trading securities. Adoption of this statement had no effect on the income of the company.

    Liquidity and Capital Resources

    The Company's insurance operations have historically provided adequate positive cash flow enabling the Company to continue to meet operational needs as well as increase its investment-grade securities to provide ample protection for policyholders.

    Student loans are a service the Company makes available to the public as well as an investment. While the Company anticipates the seasonal demand for student loan funds and the subsequent sale of such loans to SLMA, there are times when additional funds are required to meet demand for student loans until such time as the sale thereof to SLMA can be completed. In 1994, the Company established its line of credit with SLMA at $15,000,000 in order to meet these seasonal borrowing requirements. The Company made several draws against this line of credit throughout the seasonal period. The Company anticipates continued borrowings to be made through this line of credit with SLMA to the extent that student loan borrowings are required for 1995. SLMA offers a more competitive rate of interest on such borrowings than banks. The Company also had a $5,000,000 line of credit with Sun Bank NA in early 1994 and prior years. However, the Company no longer felt this line necessary so it was not renewed in 1994 for future periods.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         --------------------------------------------------------------------
    RESULTS OF OPERATIONS.
    ---------------------

    The following table displays pertinent information regarding the short-term borrowings of the Company as they relate to these credit lines:

                             1994                1993              1993                  1992
                             SLMA              SUN BANK            SLMA                  SLMA
                        =============       =============      =============         =============
Balance
@ Year End              $  891,823.47       $         -        $9,438,067.96         $         -

Weighted
Avg. Interest
@ Year End                     6.566%                 -               3.975%                   -

Maximum
Balance                 $3,823,957.61       $1,910,000.00      $9,438,067.96         $4,000,000.00

Average
Balance                 $1,443,478.84       $1,276,666.67      $4,516,551.99         $3,000,000.00

Weighted
Rate for 1994                 6.1024%             6.0000%           3.95881%               3.7783%

     The Company has entered into an association with University Support Services, a non-profit corporation, for the purpose of making more student loan funds available without increased costs to the Company. This association helped to make current year borrowings less than prior year and should reduce future borrowings.

     The Risk-Based Capital for Life and/or Health Insurers Model Act (the "Model Act") was adopted by the National Association of Insurance

     Commissioners (NAIC) in 1992. The main purpose of the Model Act is to provide a tool for insurance regulators to evaluate the capital resources of insurers as related to the specific risks which they have incurred and is used to determine whether there is a need for possible corrective action. The Model Act or similar regulations may have been or may be enacted by the various states. Management anticipates that the Model Act ultimately will be enacted by a number of states, including Florida (the Company's state of domicile). The final legislation in any particular state may differ from the Model Act, and may differ from any legislation based on the Model Act as enacted by other states.

     The Model Act provides for four different levels of regulatory action, each of which may be triggered if an insurer's Total Adjusted Capital is less than a corresponding "level" of Risk-Based Capital ("RBC").

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         --------------------------------------------------------------------
    RESULTS OF OPERATIONS.
    ---------------------

          The "Company Action Level" is triggered if an insurer's Total Adjusted Capital is less the 200% of its "Authorized Control Level RBC" (as defined in the Model Act), or less than 250% of its Authorized Control Level RBC and the insurer has a negative trend ("the Company Action Level"). At the Company Action Level, the insurer must submit a comprehensive plan to the regulatory authority of its state of domicile which discusses proposed corrective actions to improve its capital position.

          The "Regulatory Action Level" is triggered if an insurer's Total Adjusted Capital is less than 150% of its Authorized Control Level RBC. At the Regulatory Action Level, the regulatory authority will perform a special examination of the insurer and issue an order specifying corrective actions that must be followed.

          The "Authorized Control Level" is triggered if an insurer's Total Adjusted Capital is less than 100% of its Authorized Control Level RBC, and at that level the regulatory authority is authorized (although not mandated) to take regulatory control of the insurer.

          The "Mandatory Control Level" is triggered if an insurer's Total Adjusted Capital is less than 70% of its Authorized Control level RBC, and at that level the regulatory authority must take regulatory control of the insurer. Regulatory control may lead to rehabilitation or liquidation of an insurer.

    Based on calculations using the NAIC formula as of December 31, 1994, the Company was well in excess of all four of the control levels listed.

    Except as otherwise provided herein, management believes that cash flow levels in future periods will be such that the Company will be able to continue its prior growth patterns in writing life insurance policies, fund Federally insured student loans and meet normal operating expenses.

    The Company recently executed a lease with a new tenant for approximately 5500 square foot of rentable space on the first floor of the office building. The contract includes the build-out of the space to serve as a doctor's office. The Company has agreed to cover expenditures of the build-out and the lessee has agreed to rent the space for a five year period. The build-out is estimated to have a cost of $107,000. The Company, at this time, has no other material commitments for capital expenditures through the balance of this year.

                                  SIGNATURES
                                  ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.







                              SOUTHERN SECURITY LIFE INSURANCE
                                          COMPANY

                          BY: /s/ George Pihakis
                               _______________________________________
                               George Pihakis
                               President, Chief Executive Officer
                               and Director
           Date:
           MAY  18, 1995  BY: /s/ David C. Thompson
                               _______________________________________
                               David C. Thompson
                               Executive Vice-President, Secretary
                               Treasurer, Chief Operating Officer
                               and Director