Form 10-Q
period 1995-06-30
SOUTHERN SECURITY LIFE INSURANCE CO
filed 1995-08-15
CIK 109747

                           Form 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

For Quarter Ended June 30, 1995  Commission File No.  2-35669

                SOUTHERN SECURITY LIFE INSURANCE COMPANY
          (Exact name of registrant as specified in its charter)

        Florida                             59-1231733

(State of incorporation)                (I.R.S. tax number)
               755 Rinehart Road, Lake Mary, FL 32746

Registrant's telephone number, including area code:  (407) 321-7113

      Securities registered pursuant to Section 12(b) of the Act:

                                        Name of Each Exchange on
        Title of Each Class                  Which Registered

               None                                None

      Securities registered pursuant to Section 12(g) of the Act:

                               None

                         (Title of Class)
Indicate by check mark whether the Registrant (1) has filed all annual, quarterly and other reports required to be filed with the Commission during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

                          Yes  X    No

The number of Registrant's shares outstanding as of the close of the period covered by this report is as follows:
                                          Number Outstanding at
   Title of class                             June 30, 1995

   Class A Common Shares                          1,907,989
   $1.00 per share

                     SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                   Part I
                            FINANCIAL INFORMATION

                                   INDEX


     ITEM 1
                                                                 Page
     FINANCIAL STATEMENTS

     Balance sheets - December 31, 1994 and
           June 30, 1995                                         3-4

     Unaudited Statements of Income and Retained
           Earnings - Six Months Ended June 30,
           1995 and 1994                                         5-6

     Shareholders' Equity                                          7

     Unaudited Statement of Cash Flows - June 30,
           1995 and 1994                                         8-9

     Unaudited Notes to Financial Statements                   10-32

     ITEM 2

     Management's Discussion and Analysis of the
           Unaudited Statements of Income                      33-41
             June 30, 1995

     Signature Page                                               42

FINANCIAL STATEMENTS



                   SOUTHERN SECURITY LIFE INSURANCE COMPANY
                             BALANCE SHEETS
                     JUNE 30, 1995 AND DECEMBER 31, 1994


                                  ASSETS
                                                Unaudited       Audited
                                                June 30,      December 31,
                                                   1995           1994
                                                ---------     ------------
Investments (Note 3):
  Fixed maturities held to maturity
   (market value $12,474,924 at
  December 31, 1994 and $13,377,846
   at June 30, 1995                            $13,067,487     $12,816,337
  Securities available for sale:
    Fixed  maturities  at the fair value
    at March 31, 1995 and December 31, 1994
    (cost of $20,953,138 at June 30, 1995
    and $20,015,825 at December 31, 1994
    respectively)                               21,207,868      18,641,197
  Equity securities (cost, $1,222,894 and
    $1,369,028 June 30, 1995 and December
    31, 1994, respectively)                      1,452,196       1,380,761
  Policy and student loans                       5,854,159       8,866,968
  Short-term investments                         4,290,388       1,875,758
  Other Invested Assets                             30,174          31,054
                                               -----------     -----------

                                               $45,902,272     $43,612,075

Cash & Cash Equivalents                        $ 1,079,261     $   638,079
Accrued investment income                          583,756         604,851
Deferred policy acquisition costs (Note 4)      19,061,823      20,104,624
Policyholders' account balances on
  deposit with reinsurer (note 7)                8,383,311       8,098,655
Reinsurance receivable (note 7)                    322,210         323,184
Due from affiliated insurance agency (Note 11)      11,913          10,419
Receivables:
  Agent balances                                   216,846         521,076
  Other                                            671,832         333,721
  Refundable income taxes                           72,761         114,216
Property and equipment at cost, (Note 5)         2,906,537       2,824,170
                                               -----------     -----------

Total Assets                                   $79,212,522     $77,185,070
                                               -----------     -----------


                   SOUTHERN SECURITY LIFE INSURANCE COMPANY
                             BALANCE SHEETS
                     JUNE 30, 1995 AND DECEMBER 31, 1994

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                Unaudited        Audited
                                                June 30,       December 31
                                                   1995            1994
                                               -----------     --------
Liabilities:
   Policy liabilities and accruals:
    (Notes 6 and 7)
   Future policy benefits                      $   995,663     $ 1,041,645
   Policyholder's account balances              49,770,188      47,618,490
   Unearned premiums                             9,636,061      10,416,064
   Other policy claims and benefits payable        533,351         297,376
   Other policyholders funds, dividend and
    endowment accumulations                         54,987          55,375
   Funds held in reinsurance treaties with
    unauthorized reinsurers (note 7)               845,217         700,701
   Note payable (Note 8)                              -            891,823
   Note payable to related party (note 9)        1,000,000       1,000,000
   Due to affiliated insurance agency
    (Note 11)                                         -            225,213
   Other liabilities                             1,318,039       1,819,858
   Deferred income taxes (Note 10)                 793,493         474,000
                                               -----------     -----------

                                               $64,946,999     $64,540,545

Shareholders' equity (Notes 2, 3 and 12):
   Common stock, $1 par, authorized
     2,000,000 shares; issued and
     outstanding 1,907,989 shares              $ 1,907,989    $  1,907,989
   Capital in excess of par                      4,011,519       4,011,519
   Outstanding agents' incentive stock
     bonus (note 12)                                                  -
Unrealized appreciation (depreciation)
     of equity securities available for
     sale                                          484,031        (518,535)
Retained earnings                                7,861,984       7,243,552
                                               -----------      ----------
                                                14,265,523      12,644,525
Commitments and contingencies
   (notes 7, and 14)                                -                -
                                               -----------      ----------

                                              $ 79,212,522    $ 77,185,070
                                               -----------     -----------



                            See notes to financial statements.


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                  THREE MONTHS                                    SIX MONTHS
                                                 ENDED JUNE 30,                                  ENDED JUNE 30,
                                             1995              1994                          1995              1994
                                             ----------------------                          ----------------------
Revenues:

Premium income                               $ 2,715,618            $ 2,380,758              $ 5,420,156     $5,921,035
Less reinsurance
ceded                                        (   557,363)           (   620,788)             ( 1,083,837)    (1,299,015)
                                             ------------           ------------             ------------    -----------

Net premium income                             2,158,255              1,759,970                4,336,319      4,622,020
 Net investment
  income (Notes 3 & 8)                           712,728                604,812                1,485,371      1,445,549

Realized gain (loss)
 on investments
 (Note 3)                                    (    13,182)                15,202              (    21,032)        33,631
                                             ------------           -----------              ------------    ----------

   Total Revenue                             $ 2,857,801            $ 2,379,984              $ 5,800,658     $6,101,200

Benefits, losses &
 expenses:
 Annuity, death and
 other benefits                                1,021,418                686,552                2,087,003      2,077,534
 Change in future
 policy benefits                             (     4,413)                 2,088              (    45,982)    (    9,991)

Amortization of
 deferred policy
 acquisitions costs
  (Note 4)                                       862,997                476,381                1,523,792      1,588,561
 Operating Expenses
  (Note 11)                                      555,698                569,346                1,201,354      1,367,909
Interest expense with
 related party
  (Note 9)                                        22,500                 22,500                   45,000         45,000
                                             -----------            -----------              -----------    -----------

    Total Expenses                           $ 2,458,200            $ 1,756,867              $ 4,811,167    $ 5,069,013
                                             -----------            -----------              -----------    -----------

Income before
 income taxes                                    399,601                623,117                  989,491      1,032,187
Income tax expense
 (benefit)(Note 10)                              149,850                230,327                  371,059        381,683
                                             -----------            -----------              -----------    -----------

Net income                                   $   249,751            $   392,790              $   618,432    $   650,504


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                  THREE MONTHS                                    SIX MONTHS
                                                 ENDED JUNE 30,                                  ENDED JUNE 30,
                                             1995              1994                          1995              1994
                                             ----------------------                          ----------------------

Retained Earnings,
 beginning                                     7,612,233              6,487,287                7,243,552      6,229,573
                                             -----------            -----------              -----------     -----------

Retained Earnings,
 ending                                        7,861,984              6,880,077                7,861,984      6,880,077
                                             -----------            -----------              -----------     -----------

Earnings per share,
 based on 1,907,989
 weighted average
 shares outstanding
 in 1994 & 1995                              $       .13            $       .21              $       .32      $     .34
                                              ----------            -----------              -----------     -----------


                       See notes to financial statements.


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                       STATEMENTS OF SHAREHOLDERS' EQUITY
            PERIODS ENDED JUNE 30, 1995, DECEMBER 31, 1994, AND 1993

                                                                                 Unrealized
                                                                                appreciation
                                                                                (depreciation)          Agents
                                                            Capital               of equity           Incentive
                                Common stock               in excess              security              Stock         Retained
                            Shares         Amount            of par              investments            Bonus         earnings
Balances,
 December 31,
 1992                     1,844,694      $1,844,694        3,918,292                64,633                 -          5,524,921

Net income for
 the year                      -               -                -                     -                    -            704,652
Stock bonus                    -               -                -                     -                 125,000            -
Unrealized
 appreciation
 of equity
 security
 investments                   -               -                 -                  55,909                 -               -
                          --------       ----------        ----------           ----------            ---------       ------

Balances,
 December
 31, 1993                 1,844,694       1,844,694         3,918,292              120,542              125,000       6,229,573
                          ---------      ----------        ----------           ----------            ---------       ---------

Capital Stock
 issued                      63,295          63,295            93,227                 -               ( 125,000)
Net income for
 the year                      -               -                 -                    -                    -          1,013,979
Unrealized
 depreciation
 of securities
 available
 for sale
 investments                   -               -                 -                (639,077)                -               -
                          ---------      ----------        ----------           -----------           ---------       ------

Balances,
 December
 31, 1994                 1,907,989      $1,907,989         4,011,519             (518,535)                -          7,243,552
                          ---------      ----------        ----------           -----------           ---------       ---------

Capital Stock
 issued
Net income for
 the year to
 date                          -               -                 -                    -                    -            618,432
Unrealized
 depreciation
 of securities
 available
 for sale
 investments                   -             -                 -                 1,002,566                 -               -
                          ---------      ----------        ----------           -----------           ---------       ------

Balances,
 June 30,
 1995                     1,907,989       1,907,989         4,011,519              484,031                 -          7,861,984
                          ---------      ----------        ----------           -----------           =========       ---------



                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            STATEMENTS OF CASH FLOWS
                  FOR SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                          INCREASE (DECREASE) IN CASH


                                                            1995            1994
                                                        ------------    ------------


Cash flows provided by (used in) operating activities:
  Net income (including net realized
    gains and losses on investments)                     $   618,432    $  650,504
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
    Depreciation                                              71,732        74,567
    Net realized (gains) or
      losses on investments                                   28,957       (33,631)
    Loss(Gains) on Disposable of
     property, plant & equipment                                 918
    Deferred income taxes                                    319,493       219,478
    Amortization of deferred
      policy acquisition costs                             1,558,554     1,588,561
    Acquisition costs deferred                            (  515,753)   (1,665,141)
    Change in assets and liabilities
      affecting cash provided by
      operations:
    Accrued investment income                                 21,095      (882,147)
    Due from affiliated insurance
      agency                                              (    1,494)
    Accounts receivable                                        7,574      (311,421)
    Other policy claims and
      future benefits payable                                189,993      ( 50,213)
    Reinsurance Receivable                                       974         7,048
    Policyholders' Account
      Balances                                             1,221,745     1,361,319
    Funds held under
      reinsurance                                            144,516        97,036
    Unearned premiums                                     (  780,003)       11,892
    Dividend and endowment
      accumulations                                       (      388)        2,873
    Payable to affiliated
     insurance agent                                      (  225,213)     (  6,508)
    Income tax payable
    Other liabilities                                     (  746,477)   (1,157,606)
      Other policyholders'
        funds
 Net cash provided by (used in)                           ----------    ------------
     operating activities                                  1,914,655     (   93,389)

                                  (continued)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                          INCREASE (DECREASE) IN CASH

                                                         1995            1994
                                                   ------------    ------------
Cash flows from (used in) investing activities:
  Purchase of investments                           (5,835,537)    (13,222,910)
  Proceeds from maturity of held to
    maturity securities                                736,070
  Proceeds from maturity of available
    for sale securities                                 49,983
  Proceeds from sale of available for
    sale securities
  Proceeds from sales of investments                   165,394       2,796,375
  Proceeds from maturities of investments
  Net change in policy and student loans             3,524,987      19,964,263
  Net change in short term investments                  40,298
  Acquisition of property and equipment               (152,800)     (    6,058)
                                                   ------------    ------------

    Net cash provided by (used in)
      investing activities                          (1,471,605)      9,531,670
                                                   ------------    ------------
Cash flows from financing activities:
   Receipts from universal life and
     certain annuity policies credited
     to policyholder account balances                5,590,156       3,135,893
   Return of policyholder account
     balances on universal life and
     certain annuity policies                       (4,944,859)     (1,762,054)
   Proceeds from short-term
     borrowings                                      1,000,000       2,561,932
   Repayment of short-term
     borrowings                                     (1,891,823)     12,000,000
                                                   ------------    ------------

Net cash provided by financing
   activities                                        ( 246,526)     (8,064,229)
                                                   ------------    ------------

Increase (decrease) in cash                            196,524       1,374,052

Cash and cash equivalents at
   beginning of year                                   882,737          89,461
                                                   ------------    ------------

Cash and cash equivalents at
   end of quarter                                 $  1,079,261    $  1,463,513
                                                   ============    ============


                           See notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

1.       Nature of business and summary of significant accounting policies

         (a) Nature of Business

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

         Prior to January 1, 1994, the Company classified investments in fixed maturity securities, in accordance with emerging practice for financial

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

1.       Nature of business and summary of significant accounting policies
         (continued)

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

1.       Nature of business and summary of significant accounting policies
         (continued)

         (e) Deferred Policy Acquisition Costs

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

         (h) Recognition of Premium Revenue and Related Costs

         Premiums are recognized as revenue as follows:

         - Universal life policies - premiums received from policyholders are reported as deposits. Cost of insurance and expense charges, which are charged against the policyholder account balance, are recognized as revenue as earned. Amounts assessed against the policyholder account balance that represent compensation to the Company for services to be provided in future periods are reported as unearned revenue and recognized in income using the same assumptions and factors used to

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994


1. Nature of business and summary of significant accounting policies continued

         amortize acquisition costs capitalized.

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

1. Nature of business and summary of significant accounting policies continued

       (l) Reclassification

       Certain amounts presented in the 1993 and 1994 financial statements have been restated to conform to the 1995 presentation.

2.     Basis of Financial Statements

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

2.      Basis of financial statements (continued)

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994


                                                                   Shareholders'
                                   Net Income (Loss)                  Equity
                                 Ended  December 31,                December 31,
                          1994         1993         1992         1994        1993
                       ---------     --------     --------     ---------   --------
As reported
 on a
 statutory
 basis                 $   55,816     195,794     2,039,144     8,759,282  8,540,689
                       ----------    ----------   ---------     ---------  ---------

Adjustments:
  Deferred
  policy
  acquisition
  costs, net              724,549     152,801    (1,991,046)   20,104,624 18,279,497
Future policy
  benefits,
  unearned
  premiums and
  policyholders'
  funds                   586,243     189,956       781,660   (14,632,156)(14,592,689)
 Deferred
  income taxes         (  430,000)    142,000       705,400   (   474,000)(   364,000)
 Asset valuation
  reserve                    -           -             -          481,454     461,424
 Interest main-
  tenance reserve      (    4,092)     52,501       154,639       203,048     207,140

 Non-admitted
  assets                     -           -             -          431,092     861,468
 Unrealized
  losses - SFAS
  115                        -           -             -       (1,374,628)       -
Capital and
  surplus note               -           -             -       (1,000,000)( 1,000,000)
 Other
  adjustments,
  net                      81,463     (28,400)       80,403       145,809 (   155,428)
                          -------  -----------   -----------  ------------ -----------

 Net increase
  (decrease)              958,163      508,858     (268,944)     3,885,243  3,697,412
                         --------  -----------   -----------  ------------ -----------

As reported on a
 GAAP basis            $1,013,979     704,652     1,770,200     12,644,525 12,238,101
                       ==========  ==========    ==========    =========== ===========

        Under applicable laws and regulations, the Company is required to maintain minimum surplus as to policyholders, determined in accordance with regulatory accounting practices, in the aggregate amount of approximately $1,600,000.

        The payment of dividends by the Company is subject to the regulation of the State of Florida Department of Insurance. A dividend may be declared and paid without prior Florida Insurance Commissioner's approval if the dividend is equal to or less than the greater of: (a) 10% of the

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

2.       Basis of financial statements (continued)

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

3.       Investments

         (a) Equity Securities and Fixed Maturities

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

         The amortized cost and estimated fair values of investments in debt securities are as follows:

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

3.       Investments (continued)

                                                                 Gross         Gross        Estimated
                                               Amortized       Unrealized    Unrealized       Market
                                                   Cost          Gains         Losses          Value
                                             ------------      ----------    ----------     ----------

December 31, 1994:
   Held to maturity:
    U.S. Treasury securities
     and obligations of U.S.
     government corporations
     and agencies
     (guaranteed)                            $  2,837,876            --        45,876        2,792,000

    Corporate securities                        7,848,160          14,550     254,757        7,607,953

    Special revenue and
     special assessment
     obligations and all
     nonguaranteed obli-
     gations of agencies and
     authorities of govern-
     ments and their political
     political subdivisions                     2,130,301            --        55,330        2,074,971
                                             ------------       ---------  ----------       ----------
                                               12,816,337          14,550     355,963       12,474,924
                                             ------------       ---------  ----------       ----------

   Available for sale:
    U.S. Treasury securities
     and obligations of U.S.
     government corporations
     and agencies
     (guaranteed)                              15,340,641            --     1,014,641       14,326,000

    Corporate securities                        3,927,987          26,811     386,798        3,568,000

    Special revenue and
     special assessment
     obligations and all
     nonguaranteed obli-
     gations of agencies and
     authorities of govern-
     ments and their political
     subdivisions                                 747,197            --          --            747,197
                                             ------------       ---------   ----------      ----------
                                               20,015,825          26,811   1,401,439       18,641,197
                                             ------------       ---------   ----------      ----------
                                             $ 32,832,162          41,361   1,757,402       31,116,121
                                             ============       =========   ==========      ==========


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

3.      Investments (continued)

                                                                 Gross         Gross        Estimated
                                               Amortized       Unrealized    Unrealized       Market
                                                   Cost          Gains         Losses          Value
                                             ------------      ----------    ----------     ----------
December 31, 1993:
   Held to maturity:
    U.S. Treasury securities
     and obligations of
     U.S. government corpora-
     tions and agencies
     (guaranteed)                               2,846,630         219,370        -           3,066,000

    Corporate securities                        3,868,508         240,928        -           4,109,436

    Special revenue and
     special assessment
     obligations and all
     nonguaranteed obligations
     of agencies and
     authorities of govern-
     ments and their political
     subdivisions                               1,474,122           2,149        -           1,476,271

                                                8,189,260         462,447        -           8,651,707
   Available for sale:
    U.S. Treasury
     securities and
     obligations of U.S.
     government corporations
     and agencies (guaranteed)                  8,036,968         301,361      24,329        8,314,000

   Corporate securities                         5,629,107          89,272      10,379        5,708,000

   Special revenue and
     special assessment
     obligations and all
     nonguaranteed
     obligations of agencies
     and authorities of
     governments and their
     political subdivisions                     1,331,683            -           -           1,331,683
                                               -----------        -------     -------       ----------
                                               14,997,758         390,633      34,708       15,353,683
                                              -----------         -------     -------       ----------
                                              $23,187,018         853,080      34,708       24,005,390
                                              ===========         =======     =======       ==========

        Unrealized (depreciation) appreciation of fixed maturities for years ending December 31, 1994, 1993 and 1992 is $(2,534,413), $351,427 and
        $212,665 respectively.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

3.      Investments (continued)

        The amortized cost and estimated fair value of fixed maturities, excluding mortgage backed securities, at December 31, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                              Estimated Amortized
        Year of Maturity            Cost             Market Value

        1995                     $   250,416         $    247,500
        1996-1999                 17,893,220           17,122,789
        2000-2004                  6,974,366            6,501,530
        After 2004                 4,561,528            4,147,000
                                 -----------         ------------
                                 $29,679,530         $ 28,018,819
                                 ===========         ============

        The Company also invests in mortgage backed securities with amortized cost totaling $3,152,632 and estimated fair values totaling $3,097,302 that mature at various dates.

        Proceeds from sale of equity securities and fixed maturities available for sale and related realized gains and losses are summarized as follows:

                                         1994                 1993                1992
                                     -----------           ----------          --------

Proceeds from sale of
 equity securities                      $650,294              670,758           491,719
                                     -----------           ----------          --------

Proceeds from sale of
 fixed maturities
 available for sale                         --               1,821,147        7,385,186
                                     ===========           ===========        =========

Equity securities:
 Gross realized gains                     67,146                77,341           42,288
 Gross realized
 (losses)                             (   16,474)              (53,208)         (30,527)
Fixed maturities:
 Gross realized gains                        --                  70,483         233,153
 Gross realized
 (losses)                                    --                    --           (54,117)
Other realized (losses)                      --                    --           (20,842)
                                     -----------           ------------       ----------
                                     $    50,672                 94,616         169,955
                                     ===========           ============       ==========



                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUE 30, 1995 AND 1994

3.      Investments (continued)

        Certain of the fixed maturity securities classified as available for sale and held to maturity were called during the year ended December 31, 1994 resulting in the following realized gains and losses:
                                           1994                     1993
                                         -------                 --------
       Held to maturity:
         Gross realized gains           $   -                       41,622
         Gross realized loss                -                       (2,583)
       Available for sale:
         Gross realized gains             10,060                    15,050
         Gross realized loss                 -                      (9,720)
                                        --------                 ---------
                                        $ 10,060                  $ 44,369
                                        ========                 =========

        (b) Concentrations of credit risk

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

        (c) Investment Income

        Net investment income for the periods ended June 30, 1995 and 1994 consists of the following:

                                                  1995                    1994
                                                  ----                    ----
       Interest:
        Fixed maturities                     $1,103,169                963,495
        Policy and student loans                276,300                534,721
        Other investments                       116,398                 79,651
       Dividends on equity securities:
         Common stock, including
           mutual funds                          13,496                 11,607
       Rents                                     41,837                 17,227
                                             ----------              ---------
                                              1,551,200              1,606,701
          Less investment expenses               65,829                161,152
                                             ----------              ---------
                                              1,485,371              1,445,549
                                             ==========              =========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

3.       Investments continued

        Net investment income for the years ended December 31, 1994, 1993 and 1992 consists of the following:

                                               1994                   1993                1992
                                            ----------            ----------           ---------
       Interest:
         Fixed maturities                   $ 2,080,464            1,485,217           1,618,395
         Policy and student loans               768,631            1,125,035             898,954
         Short-term investments                 176,941              174,972             205,529

       Dividends on equity securities
         Common stock, including mutual
          fund                                  24,418               17,230              14,275
                                           -----------           ----------          ----------
                                             3,050,454            2,802,454           2,737,153
       Less investment expenses            $   299,683              284,449             291,693
                                           -----------           ----------          ----------
                                           $ 2,750,771            2,518,005           2,445,460
                                           ===========           ==========          ==========

       (d) Investments on Deposit

       In order to comply with statutory regulations, investments were on deposit with the Insurance Departments of certain states as follows:

                                                1994                 1993
                                           -----------            ---------

                  Florida                  $ 1,744,017            1,733,163
                  Alabama                      100,000              100,000
                  South Carolina               305,356              306,000
                  Georgia                      250,000              250,000
                  Arizona                         -                 199,395
                                           -----------            ---------
                                           $ 2,399,373            2,588,558
                                           ===========            =========

        Certain of these assets, totaling approximately $650,000 for each of the years ended December 31, 1994 and 1993, are restricted for the future benefit of policyholders in a particular state.

4.       Deferred policy acquisition costs

         Deferred policy acquisition costs at December 31, 1994, 1993 and 1992 consist of the following:

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

4.       Deferred policy acquisition costs continued

                                                   1994                  1993                 1992
                                                ----------            ---------            -------
      Deferred policy
       acquisition costs at
       beginning of year                        $18,279,497           18,126,696           20,117,742
      Policy acquisition costs deferred:
       Commissions                                2,200,505            3,423,146            5,230,021
      Underwriting and
       issue costs                                1,060,192            1,020,134            1,271,928
      Other                                         706,558              926,392            1,054,929
      SFAS 115                                    1,100,578                 -                    -
                                                 ----------           ----------           ----------

                                                  5,067,833            5,369,672            7,556,878
                                                -----------           ----------           ----------

      Ceding commission                               -                     -              (5,136,136)
      Amortization of deferred
       policy acquisition
       costs                                    ( 3,242,706)          (5,216,871)          (4,411,788)
                                                ------------          -----------          -----------
      Deferred policy
       acquisition costs at
       end of year                              $20,104,624           18,279,497           18,126,696
                                                ===========           ==========           ==========

5.      Property and equipment

        Property and equipment consists of the following:

                                                   June                 December            December
                                                   1995                  1994                 1993
        Land                                    $  982,027               982,027              982,027
        Building and improvements                2,129,923             2,049,150            2,049,150
        Furniture and equipment                  1,072,625             1,025,436            1,045,556
                                                 ---------            ----------            ---------
                                                 4,184,575             4,056,613            4,076,733
       Less accumulated
         depreciation                            1,278,038             1,232,443            1,140,669
                                                ----------            ----------            ---------
                                                $2,906,537            $2,824,170            2,936,064
                                                ==========            ==========            =========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

5.       Property and equipment continued

         Depreciation expense for the years ended December 31, 1994, 1993 and 1992 totaled $148,355, $163,400, and $160,819, respectively.

6.       Future policy benefits

         At December 31, 1994 and 1993, future policy benefits, exclusive of universal life and flexible term annuities consist of the following:

                                         June         December       December
                                       30, 1995         1994           1993
       Life insurance                $  682,854        701,498       726,631
       Annuities                        304,831        332,490       360,089
       Accident & health
        insurance                         7,978          7,657         7,688
                                     ----------     ----------     ---------

       Total life
        insurance policies           $  995,663     $1,041,645     1,094,408
                                     ==========     ==========     =========


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

7.       Reinsurance

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

7.       Reinsurance continued


         Establish policyholders' account balances
         on deposit with reinsurer                    $6,108,839

         Reduce deferred acquisition costs            $5,136,136

         Reduce unearned premium                      $2,409,468

         Gain on reinsurance transaction
         recognized (1)                               $  639,455
                                                      ==========

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

9.       Note Payable to Related Party

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

10.      Income taxes

         As discussed in note 1(j), the Company adopted Statement 109 in 1992 and has applied the provisions of Statement 109 retroactively to January 1, 1991.

         Income taxes for the years ended December 31, 1994, 1993 and 1992 is summarized as follows:

                            1994                  1993                  1992
                          --------              --------              ------

      Current:
        Federal           $100,000               129,000              606,000
        State                 -                   14,000               50,000
                          --------              --------             --------

                           100,000               143,000              656,000
                          --------              --------             --------

      Deferred:
        Federal            387,000              (128,000)            (637,400)
        State               43,000              ( 14,000)            ( 68,000)
                          --------              ---------            ---------

                           430,000              (142,000)            (705,400)
                          --------              ---------            ---------

                          $530,000                 1,000             ( 49,400)
                          ========              =========            =========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

10.      Income taxes continued

         Income tax expense for the years ended December 31, 1994, 1993 and 1992 differs from "expected" tax (computed by applying the U.S. federal income tax rate of 35% in 1994 and 34% in 1993 and 1992 to pretax income) as a result of the following:

                                            1994                1993                1992
                                         ----------           --------            --------
Computed "expected tax
 expense                                   $541,000            240,000             585,000
Increase (reduction) in
 income taxes resulting
 from:
Small life insurance
 company deduction                        (  83,000)          (252,100)           (715,508)
Changes in the valuation
 allowance for deferred
 tax assets, allocated to
 income tax expense                          14,000             49,000             129,000
(Over) under accrual of
 prior year expense                          29,000            (37,000)               --
State taxes, net of federal
 income tax benefit                          28,000               --               (11,880)
Other, net                                    1,000              1,100             (36,012)
                                         ----------           --------            --------
                                         $  530,000              1,000             (49,400)
                                         ==========           ========            ========

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

10.      Income taxes continued

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

         The principal elements of deferred income taxes consist of the following:

                                          1994               1993                1992
                                        --------           ---------           -------
         Deferred policy
          acquisition costs            $ 627,000            (131,000)          (940,000)
         Future policy benefits         ( 42,000)           ( 11,000)           258,000
         Differences in bases in
          investments                   (197,000)           (  9,000)          (  8,500)
         Other                            42,000               9,000           ( 14,900)
                                       ---------            ---------          ---------
                                       $ 430,000            (142,000)          (705,400)
                                       =========            =========          =========


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

10.      Income taxes continued

         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 are presented below:

                                                     1994             1993
                                                  ----------        --------

         Deferred tax assets:
           Unearned premiums, due to deferral
             of "front-end" fee for financial
             reporting purposes                   $3,920,000      $3,900,000
           Policy liabilities and accruals,
             principally due to adjustments to
             reserves for tax purposes             1,800,000       1,778,000
           Other                                      19,000          20,000
           Investments                               518,000            -
           Alternative minimum tax credit
             carry forwards                          271,000         257,000
                                                   ---------      ----------

         Total gross deferred tax assets           6,528,000       5,955,000
         Less valuation allowance                   (271,000)     (  257,000)
                                                  -----------     -----------

         Net deferred tax assets                    6,257,000      5,698,000
                                                   ----------      ----------

         Deferred tax liabilities:
           Deferred acquisition costs,
             principally due to deferrals
             for financial reporting
             purposes                              (6,646,000)    (6,019,000)
          Other                                        (85,000)       (43,000)
                                                   -----------    -----------

         Total gross deferred tax liabilities      (6,731,000)    (6,062,000)
                                                   -----------    -----------

         Net deferred tax liability                $ (474,000)    (  364,000)
                                                   ===========    ===========

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

11.      Related party transactions

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

14.      Legal proceedings

         Lawsuits against the Company have arisen in the normal course of the Company's business. However, contingent liabilities arising from litigation and other matters are not considered material in relation to the financial position of the Company.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Overview.

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

         In accordance with generally accepted accounting principles, certain costs directly associated with the issuance of new policies are deferred and amortized over the lives of the policies in relation to the present value of the estimated gross profits of those policies. These costs are defined as deferred policy acquisition costs and are shown in the asset section of the balance sheet of the Company. Amortization of these deferred costs is adjusted as the Company revises its current or estimated future gross profits. As an example, deferred policy acquisi-tion costs may be amortized more quickly when terminations are greater than anticipated or when investments are sold at a gain prior to expected

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

                                    Relationships to
                                     Total Revenues         Period to Period
                                      Periods Ended            Increase or
                                         June 30               (Decrease)
                                   --------------------     ----------------
                                   1995    1994    1993     95-94    94-93
                                   ----    ----    ----     -----    -----

 Premium income                     75%     76%     74%     (6%)      (5%)
 Net investment income              25      24      24     ( 1 )      22
 Other income                        0      --       2      --        50
                                    ---     ---     ---     ---      ----

   Total Revenues                  100%    100%    100%     (5%)       2%

 Losses, claims and
  loss adjustment
  expenses                          35%     34%     21%     (1%)      25%
 Acquisition costs                  26      26      47     ( 4 )     (32%)
 Other operating
   costs and
   expenses                         22      23      24      (12)        8%
                                   ---     ---     ---      ---      ----

   Total Expenses                   83%     83%     92%     (5%)     (12%)

 Income before income
   taxes                            17%     17%      8%     (4%)     200%
 Provision for
   taxes                             6       6       3     ( 3 )     197%
                                   ---     ---     ---      ---      ----

 Net Income                        11%     11%      5%     (5%)     203%

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

        Company efforts persist in regards to the new marketing strategies which are being undertaken. Management continues to make this a main focus. Premium income is again down from the same period of the prior year as new business continues to be slow. The Company is working with several

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        major marketing groups and anticipates that production will increase.

        Investment income has increased slightly over that of June 1994, however, this increase is offset by realized losses on stocks. A gain had been recognized through June 1994.

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

        The 1993 increase would be due in part to increased salaries as well as increased legal and accounting expenses. Salaries increased in part due to the change in the compensation package of the President, however,

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

        Death benefits were down for the second quarter 1995, while surrender benefits increased. Including the change in future policy benefits, which are influenced by surrender benefits paid, annuity, death and surrender benefits were down by about $25,000 as compared with the same period 1994.

        Operating expenses continued to decline through the second period of 1995. Here again, legal expenses and premium taxes have made the greatest declines. Costs associated with production have taken a slightly upward turn. Management remains constant in their efforts to curb costs while working diligently to increase production.

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

        The Company's cash position and short term investments remain higher than anticipated as the investment managers watch the market for the best investment opportunities. The market has been in a volatile period and the investment managers have been moving cautiously as to make wise long term investments. Student loan investments remain low for second quarter but will increase in third as college classes resume.

        Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 required that investments in all debt securities and those equity securities with readily determinable market values be classified into one of three categories: held-to-maturity, trading or available-for-sale. Classification of investments is based upon management's current intent. Debt securities which management has a positive intent and ability to hold until maturity are classified as securities held-to-maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held-to-maturity are not reflected in the financial statements. Debt and equity securities that are purchased for short-term resale are classified as trading securities. Trading securities are carried at market value, with unrealized holding gains and losses included in earnings. All other debt and equity securities are not included in the above two categories are classified as securities

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The  following  table  displays  pertinent   information  regarding  the
        short-term borrowings of the Company as they relate to these credit lines:

                       1994                     1993                      1993                  1992
                       SLMA                   SUN BANK                    SLMA                  SLMA
Balance
@ Year End         $  891,823.47           $       -                $9,438,067.96           $     -

Weighted
Avg. Interest
@ Year End                6.566%                   -                       3.975%                 -

Maximum
Balance            $3,823,957.61           $1,910,000.00            $9,438,067.96           $4,000,000.00

Average
Balance            $1,443,478.84           $1,276,666.67            $4,516,551.99           $3,000,000.00

Weighted
Rate for 1994            6.1024%                 6.0000%                 3.95881%                 3.7783%

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

                                     SIGNATURES





        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.




                                    SOUTHERN SECURITY LIFE INSURANCE
                                    COMPANY

                               BY:  /s/ George Pihakis
                                    George Pihakis
                                    President, Chief Executive Officer
                                    and Director
Date:
AUGUST 14, 1995                BY:  /s/ David C. Thompson
                                       ------------------
                                    David C. Thompson
                                    Executive Vice-President, Secretary
                                    Treasurer, Chief Operating Officer
                                    and Director