Form 10-Q
period 1995-09-30
SOUTHERN SECURITY LIFE INSURANCE CO
filed 1995-11-15
CIK 109747

                           Form 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

For Quarter Ended September 30, 1995  Commission File No.  2-35669

                SOUTHERN SECURITY LIFE INSURANCE COMPANY
          (Exact name of registrant as specified in its charter)

        Florida                             59-1231733

(State of incorporation)                (I.R.S. tax number)
               755 Rinehart Road, Lake Mary, FL 32746

Registrant's telephone number, including area code:  (407) 321-7113

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

                          Yes  X    No

The number of Registrant's shares outstanding as of the close of the period covered by this report is as follows:
                                          Number Outstanding at
   Title of class                           September 30, 1995

   Class A Common Shares                          1,907,989
   $1.00 per share

                     SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                   Part I
                            FINANCIAL INFORMATION

                                   INDEX


     ITEM 1
                                                                 Page
     FINANCIAL STATEMENTS

     Balance sheets - December 31, 1994 and
           September 30, 1995                                    3-4

     Statements of Income and Retained
           Earnings - Nine Months Ended September 30,
           1995 and 1994                                         5-6

     Shareholders' Equity                                          7

     Statement of Cash Flows - September 30,
           1995 and 1994                                         8-9

     Notes to Financial Statements                              10-32

     ITEM 2

     Management's Discussion and Analysis of the
            Statements of Income                                33-37
             September 30, 1995

     Signature Page                                               38

FINANCIAL STATEMENTS



                   SOUTHERN SECURITY LIFE INSURANCE COMPANY
                             BALANCE SHEETS
                     SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                ASSETS

                                              September 30,    December 31,
                                                  1995              1994
Investments (Note 3):
  Fixed maturities held to maturity
   (market value $12,474,924 at
  December 31, 1994 and $13,220,244
   at September 30, 1995                       $12,918,087     $12,816,337
  Securities available for sale:
    Fixed  maturities  at the fair value
    at March 31, 1995 and December 31, 1994
    (cost of $21,234,606 at September 30,
     1995 and $20,015,825 at December 31,
     1994 respectively)                         21,421,683      18,641,197
  Equity securities (cost, $1,353,530 and
    $1,369,028 September 30, 1995 and
    December 31, 1994, respectively)             1,646,015       1,380,761
  Policy and student loans                       7,740,776       8,866,968
  Short-term investments                         4,207,012       1,875,758
  Other Invested Assets                             25,560          31,054
                                               -----------     -----------

                                               $47,959,133     $43,612,075

Cash & Cash Equivalents                        $ 1,098,758     $   638,079
Accrued investment income                          744,886         604,851
Deferred policy acquisition costs (Note 4)      19,053,704      20,104,624
Policyholders' account balances on
  deposit with reinsurer (note 7)                8,429,305       8,098,655
Reinsurance receivable (note 7)                    349,778         323,184
Due from affiliated insurance agency (Note 11)      13,769          10,419
Receivables:
  Agent balances                                    92,304         521,076
  Other                                            815,756         333,721
  Refundable income taxes                          175,011         114,216
Property and equipment at cost, (Note 5)         2,891,167       2,824,170
                                               -----------     -----------

Total Assets                                   $81,623,571     $77,185,070
                                               -----------     -----------


                   SOUTHERN SECURITY LIFE INSURANCE COMPANY
                             BALANCE SHEETS
                   SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                               September 30,    December 31
                                                    1995            1994

Liabilities:
   Policy liabilities and accruals:
    (Notes 6 and 7)
   Future policy benefits                      $   982,367     $ 1,041,645
   Policyholder's account balances              50,145,067      47,618,490
   Unearned premiums                             9,494,495      10,416,064
   Other policy claims and benefits payable        737,184         297,376
   Other policyholders funds, dividend and
    endowment accumulations                         55,327          55,375
   Funds held in reinsurance treaties with
    unauthorized reinsurers (note 7)               904,756         700,701
   Note payable (Note 8)                           916,505         891,823
   Note payable to related party (note 9)        1,000,000       1,000,000
   Due to affiliated insurance agency
    (Note 11)                                         -            225,213
   Other liabilities                             1,311,750       1,819,858
   Deferred income taxes (Note 10)               1,298,161         474,000
                                               -----------     -----------

                                               $66,845,612     $64,540,545

Shareholders' equity (Notes 2, 3 and 12):
   Common stock, $1 par, authorized
     2,000,000 shares; issued and
     outstanding 1,907,989 shares              $ 1,907,989    $  1,907,989
   Capital in excess of par                      4,011,519       4,011,519
   Outstanding agents' incentive stock
     bonus (note 12)                                                  -
Unrealized appreciation (depreciation)
     of equity securities available for
     sale                                          563,984        (518,535)
Retained earnings                                8,294,467       7,243,552
                                               -----------      ----------
                                                14,777,959      12,644,525
Commitments and contingencies
   (notes 7, and 14)                                -                -
                                               -----------      ----------

                                              $ 81,623,571    $ 77,185,070
                                               -----------     -----------


                            See notes to financial statements.


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                 THREE MONTHS                                     NINE MONTHS
                                               ENDED SEPTEMBER 30,                             ENDED SEPTEMBER 30,
                                             1995              1994                          1995              1994
                                             ----------------------                          ----------------------
Revenues:

Premium income                               $ 2,638,278            $ 3,016,060              $ 8,058,434            $8,937,095
Less reinsurance
ceded                                           (396,455)              (633,663)              (1,480,292)           (1,932,678)
                                             ------------           ------------             ------------           -----------

Net premium income                             2,241,823              2,382,397                6,578,142             7,004,417
 Net investment
  income (Notes 3 & 8)                           764,369                652,087                2,249,740             2,097,636

Realized gain (loss)
 on investments
 (Note 3)                                        115,800                 14,837                   94,768                48,468
                                             ------------           -----------              ------------           ----------

   Total Revenue                             $ 3,121,992            $ 3,049,321              $ 8,922,650            $9,150,521

Benefits, losses &
 expenses:
 Annuity, death and
 other benefits                                1,046,092                786,185                3,133,095             2,863,719
 Change in future
 policy benefits                                 (13,296)                 1,598                  (59,278)               (8,393)

Amortization of
 deferred policy
 acquisitions costs
  (Note 4)                                       720,209                956,819                2,244,001             2,545,380
 Operating Expenses
  (Note 11)                                      665,395                546,352                1,866,749             1,914,261
Interest expense with
 related party
  (Note 9)                                        22,500                 22,500                   67,500                67,500
                                             -----------            -----------              -----------            ----------

    Total Expenses                           $ 2,440,900            $ 2,313,454              $ 7,252,067            $7,382,467
                                             -----------            -----------              -----------            ----------

Income before
 income taxes                                    681,092                735,867                1,670,583             1,768,054
Income tax expense
 (benefit)(Note 10)                              248,609                281,108                  619,668               662,791
                                             -----------            -----------              -----------            ----------

Net income                                   $   432,483            $   454,759              $ 1,050,915            $1,105,263


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                  THREE MONTHS                                    NINE MONTHS
                                               ENDED SEPTEMBER 30,                             ENDED SEPTEMBER 30,
                                             1995              1994                          1995              1994
                                             ----------------------                          ----------------------

Retained Earnings,
 beginning                                     7,861,984              6,880,077                7,243,552              6,229,573
                                             -----------            -----------              -----------            -----------

Retained Earnings,
 ending                                        8,294,467              7,334,836                8,294,467              7,334,077
                                             -----------            -----------              -----------            -----------

Earnings per share,
 based on 1,907,989
 weighted average
 shares outstanding
 in 1994 & 1995                              $       .23            $       .24              $       .55            $       .58
                                              ----------            -----------              -----------            -----------






                       See notes to financial statements.


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                       STATEMENTS OF SHAREHOLDERS' EQUITY
         PERIODS ENDED SEPTEMBER 30, 1995, DECEMBER 31, 1994, AND 1993


                                                                                 Unrealized
                                                                                appreciation
                                                                                (depreciation)          Agents
                                                            Capital               of equity           Incentive
                                Common stock               in excess              security              Stock         Retained
                            Shares         Amount            of par              investments            Bonus         earnings
Balances,
 December 31,
 1992                     1,844,694      $1,844,694        3,918,292                64,633                 -          5,524,921

Net income for
 the year                      -               -                -                     -                    -            704,652
Stock bonus                    -               -                -                     -                 125,000            -
Unrealized
 appreciation
 of equity
 security
 investments                   -               -                 -                  55,909                 -               -
                          --------       ----------        ----------           ----------            ---------       ------

Balances,
 December
 31, 1993                 1,844,694       1,844,694         3,918,292              120,542              125,000       6,229,573
                          ---------      ----------        ----------           ----------            ---------       ---------

Capital Stock
 issued                      63,295          63,295            93,227                 -               ( 125,000)
Net income for
 the year                      -               -                 -                    -                    -          1,013,979
Unrealized
 depreciation
 of securities
 available
 for sale
 investments                   -               -                 -                (639,077)                -               -
                          ---------      ----------        ----------           -----------           ---------       ------

Balances,
 December
 31, 1994                 1,907,989      $1,907,989         4,011,519             (518,535)                -          7,243,552
                          ---------      ----------        ----------           -----------           ---------       ---------

Capital Stock
 issued
Net income for
 the year to
 date                          -               -                 -                    -                    -          1,050,915
Unrealized
 depreciation
 of securities
 available
 for sale
 investments                   -             -                 -                 1,082,519                 -               -
                          ---------      ----------        ----------           -----------           ---------       ------

Balances,
 September 30,
 1995                     1,907,989      $1,907,989         4,011,519              563,984                 -          8,294,467
                          ---------      ----------        ----------           -----------           =========       ---------


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            STATEMENTS OF CASH FLOWS
               FOR NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                          INCREASE (DECREASE) IN CASH


                                               1995            1994
                                               ----            ----

Cash flows provided by (used in) operating activities:
   Net income (including net realized
     gains and losses on investments)        $ 1,050,915    $ 1,105,263
   Adjustments to reconcile net
     income to net cash provided by
     (used in) operating activities:
     Depreciation                                132,756        111,442
     Net realized (gains) or
       losses on investments                     (74,777)       (48,468)
     Loss (Gains) on Disposable of
      property, plant & equipment                    917          4,410
     Deferred income taxes                       504,161         12,117
     Amortization of deferred
       policy acquisition costs                2,244,001      3,012,827
     Acquisition costs deferred               (2,293,150)    (3,687,521)
     Change in assets and liabilities
       affecting cash provided by
       operations:
     Accrued investment income                  (140,035)       801,496
     Due from affiliated insurance
       agency                                     (3,350)        (4,623)
     Accounts receivable                        (114,058)      (448,369)
     Other policy claims and
       future benefits payable                   380,530       ( 65,246)
     Reinsurance Receivable                      (26,594)
     Policyholders' Account
       Balances                                1,811,603
     Funds held under
       reinsurance                               204,055        159,952
     Unearned premiums                          (345,859)      (141,231)
     Dividend and endowment
       accumulations                                 (48)         2,817
     Payable to affiliated
      insurance agent                           (225,213)
     Income tax payable
     Other liabilities                          (508,108)    (1,321,698)
       Other policyholders'
         funds                                                2,076,294
                                               ----------    -----------
  Net cash provided by (used in)
      operating activities                     2,597,746      1,569,462

                             (continued)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                      STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                          INCREASE (DECREASE) IN CASH

                                               1995            1994
                                               ----            ----

 Cash flows from (used in) investing activities:
   Purchase of investments:
     Held to maturity                           (992,860)    (5,980,536)
     Available for sale                       (3,001,641)    (7,637,859)
     Equity & other                           (2,824,671)   (11,607,774)
   Proceeds from maturity of held to
     maturity securities                          885,203
   Proceeds from maturity of available
     for sale securities                        1,883,210
   Proceeds from sale of available for
     sale securities                              550,758
   Proceeds from sales of investments                         32,610,926
   Proceeds from maturities of investments
   Net change in policy and student loans       1,126,192     (1,361,170)
   Net change in other investments                  3,425
   Acquisition of property and equipment         (175,689)       (40,037)
                                              ------------   ------------

     Net cash provided by (used in)
       investing activities                    (2,546,073)     5,983,550
                                              ------------   ------------

 Cash flows from financing activities:
    Receipts from universal life and
      certain annuity policies credited
      to policyholder account balances          4,116,338      5,301,505
    Return of policyholder account
      balances on universal life and
      certain annuity policies                 (3,732,014)    (3,700,890)
    Proceeds from short-term borrowings         2,000,000      4,061,932
    Repayment of short-term
      borrowings                               (1,975,318)   (12,114,752)
                                              ------------   ------------

 Net cash provided by financing
    activities                                    409,006     (6,452,205)
                                              ------------   ------------

 Increase (decrease) in cash                      460,679      1,100,807

 Cash and cash equivalents at
    beginning of year                             638,079         89,461
                                              ------------   ------------

 Cash and cash equivalents at
    end of quarter                           $  1,098,758   $  1,190,268
                                             ============    ============


                           See notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                         NOTES TO FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

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

         Prior to January 1, 1994, the Company classified investments in fixed maturity securities, in accordance with emerging practice for financial

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

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

         Several tests are performed by the Company's consulting actuarial firm concerning the recoverability of the DAC. These methods include those typically used by many companies in the life insurance industry. Further, Southern Security conducts a sensitivity analysis of its assumptions that are used to estimate the future expected gross profits, which are relied upon for the recoverability of the DAC.

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

         (h) Recognition of Premium Revenue and Related Costs

         Premiums are recognized as revenue as follows:

         - Universal life policies - premiums received from policyholders are reported as deposits. Cost of insurance and expense charges, which are charged against the policyholder account balance, are recognized as revenue as earned. Amounts assessed against the policyholder account

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

1. Nature of business and summary of significant accounting policies continued

         balance that represent compensation to the Company for services to be provided in future periods are reported as unearned revenue and recognized in income using the same assumptions and factors used to amortize acquisition costs capitalized.

         Revenue on universal life policies is also recognized via surrender fees associated with the policy. When a policy is surrendered int he early policy years, a surrender fee is assessed. This fee is determined based on the issue age of the insured, smoker verses non-smoker status, sex of the insured and the duration of the policy at surrender. Surrender fees are recognized as earned.

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

         The Company adopted SFAS No. 109 in 1992 and has applied the provisions of SFAS No. 109 retroactively to January 1, 1991.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

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

       f. The statutory liabilities for the asset valuation reserve and interest

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

2.      Basis of financial statements (continued)

        maintenance reserve have not been provided in the financial statements.

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                                                             Shareholders'
                              Net Income (Loss)                                                 Equity
                             Ended  December 31,                                              December 31,
                               1994              1993               1992               1994               1993
                            ---------          --------          --------             -----             ------
As reported
 on a
 statutory
 basis                      $   55,816            195,794        2,039,144            8,759,282         8,540,689
                            ----------         ----------        ---------            ---------         ---------

Adjustments:
  Deferred
  policy
  acquisition
  costs, net                   724,549            152,801       (1,991,046)          20,104,624        18,279,497
Future policy
  benefits,
  unearned
  premiums and
  policyholders'
  funds                        586,243            189,956           781,660         (14,632,156)      (14,592,689)
 Deferred
  income taxes                (430,000)           142,000           705,400            (474,000)         (364,000)
 Asset valuation
  reserve                         -                  -                 -                481,454           461,424
 Interest main-
  tenance reserve               (4,092)            52,501           154,639             203,048           207,140

 Non-admitted
  assets                          -                  -                 -                431,092           861,468
 Unrealized
  losses - SFAS
  115                             -                  -                 -             (1,374,628)             -
Capital and
  surplus note                    -                  -                 -             (1,000,000)        1,000,000)
 Other
  adjustments,
  net                           81,463            (28,400)           80,403             145,809          (155,428)
                               -------         -----------       ----------         ------------      -------------

 Net increase
  (decrease)                   958,163            508,858          (268,944)          3,885,243         3,697,412
                              --------         ----------        -----------        -----------       ------------

As reported on a
 GAAP basis                 $1,013,979            704,652         1,770,200          12,644,525        12,238,101
                            ==========         ==========        ==========         ===========       ============


        Under applicable laws and regulations, the Company is required to maintain minimum surplus as to policyholders, determined in accordance with regulatory accounting practices, in the aggregate amount of approximately $1,600,000.

        The payment of dividends by the Company is subject to the regulation of the State of Florida Department of Insurance. A dividend may be declared and paid without prior Florida Insurance Commissioner's approval if the dividend is equal to or less than the greater of: (a) 10% of the

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

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

3.       Investments

         (a) Equity Securities and Fixed Maturities

         Equity securities for 1995 have shown significant appreciation. Market value exceeds cost as of September 30 by $292,485. The market has rebounded well since December 31, 1994.

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

         The amortized cost and estimated fair values of investments in debt securities are as follows:

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

3.       Investments (continued)

                                                                         Gross             Gross            Estimated
                                               Amortized               Unrealized        Unrealized           Market
                                                   Cost                  Gains             Losses             Value


December 31, 1994:
   Held to maturity:
    U.S. Treasury securities
     and obligations of U.S.
     government corporations
     and agencies
     (guaranteed)                              $ 2,837,876                -                 45,876           2,792,000

    Corporate securities                         7,848,160              14,550             254,757           7,607,953

    Special revenue and
     special assessment
     obligations and all
     nonguaranteed obli-
     gations of agencies and
     authorities of govern-
     ments and their political
     political subdivisions                      2,130,301                -                 55,330          2,074,971
                                                ----------             -------           ---------         ----------
                                                12,816,337              14,550             355,963         12,474,924
                                                ----------             -------           ---------         ----------

   Available for sale:
    U.S. Treasury securities
     and obligations of U.S.
     government corporations
     and agencies
     (guaranteed)                               15,340,641                -              1,014,641          14,326,000

    Corporate securities                         3,927,987              26,811             386,798           3,568,000

    Special revenue and
     special assessment
     obligations and all
     nonguaranteed obli-
     gations of agencies and
     authorities of govern-
     ments and their political
     subdivisions                                  747,197                -                  -                 747,197
                                                ----------             -------           ---------          ----------
                                                20,015,825              26,811           1,401,439          18,641,197
                                                ----------             -------           ---------          ----------
                                               $32,832,162              41,361           1,757,402          31,116,121
                                               ===========             =======           =========          ==========


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

3.      Investments (continued)

        The amortized cost and estimated fair value of fixed maturities, exclud-ing mortgage backed securities, at December 31, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

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

        Proceeds from sale of equity securities and fixed maturities available for sale and related realized gains and losses are summarized as follows:


                                                  1994                      1993                     1992
                                                  ----                      ----                   ------
Proceeds from sale of
 equity securities                             $  650,294                    670,758               491,719
                                                ----------                  ---------             ---------

Proceeds from sale of
 fixed maturities
 available for sale                            $     -                     1,821,147             7,385,186
                                                ==========                 =========             =========

Equity securities:
 Gross realized gains                              67,146                     77,341                42,288
 Gross realized
 (losses)                                      (   16,474)                   (53,208)             ( 30,527)
Fixed maturities:
 Gross realized gains                                -                        70,483               233,153
 Gross realized
 (losses)                                            -                          -                  (54,117)
Other realized (losses)                              -                          -                  (20,842)
                                                ----------                 ----------            ----------

                                                $   50,672                     94,616               169,955
                                                ==========                  =========             =========


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

3.      Investments (continued)

        Certain of the fixed maturity securities classified as available for sale and held to maturity were called during the year ended December 31, 1994 resulting in the following realized gains and losses:

                                          1994                      1993
                                        --------                  --------
       Held to maturity:
         Gross realized gains           $   -                       41,622
         Gross realized loss                -                       (2,583)
       Available for sale:
         Gross realized gains             10,060                    15,050
         Gross realized loss                -                       (9,720)
                                        --------                  ---------
                                        $ 10,060                  $ 44,369
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

        (c) Investment Income

        Net investment income for the periods ended September 30, 1995 and 1994 consists of the following:

                                            1995                      1994
                                            ----                      ----
       Interest:
        Fixed maturities               $1,691,250                1,516,595
        Policy and student loans          397,273                  638,046
        Other investments                 180,833                  112,407
       Dividends on equity securities:
         Common stock, including
           mutual funds                    20,259                   17,430
       Rents                               68,965                   26,067
                                       ----------                ---------
                                        2,358,580                2,310,545
          Less investment expenses        109,110                  212,909
                                       ----------                ---------
                                        2,249,470                2,097,636
                                       ==========                =========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

3.       Investments continued

        Net investment income for the years ended December 31, 1994, 1993 and 1992 consists of the following:

                                                                   1994                   1993                1992
                                                                ----------            ----------          ----------
       Interest:
         Fixed maturities                                       $ 2,080,464            1,485,217           1,618,395
         Policy and student loans                                   768,631            1,125,035             898,954
         Short-term investments                                     176,941              174,972             205,529

       Dividends on equity securities
         Common stock, including mutual
          fund                                                       24,418               17,230              14,275
                                                                -----------           ----------          ----------
                                                                  3,050,454            2,802,454           2,737,153
       Less investment expenses                                 $   299,683              284,449             291,693
                                                                -----------           ----------          ----------
                                                                $ 2,750,771            2,518,005           2,445,460
                                                                ===========           ==========          ==========

       (d) Investments on Deposit

       In order to comply with statutory regulations, investments were on deposit with the Insurance Departments of certain states as follows:

                                                1994                  1993
                                            -----------             -------

                  Florida                   $ 1,744,017             1,733,163
                  Alabama                       100,000               100,000
                  South Carolina                305,356               306,000
                  Georgia                       250,000               250,000
                  Arizona                          -                  199,395
                                            -----------             ---------
                                            $ 2,399,373             2,588,558
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

4.       Deferred policy acquisition costs

         Deferred policy acquisition costs at December 31, 1994, 1993 and 1992 consist of the following:

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

4.       Deferred policy acquisition costs continued


                                                   1994                  1993                 1992
                                                ----------            ---------            -------
      Deferred policy
       acquisition costs at
       beginning of year                        $18,279,497           18,126,696           20,117,742
      Policy acquisition costs deferred:
       Commissions                                2,200,505            3,423,146            5,230,021
      Underwriting and
       issue costs                                1,060,192            1,020,134            1,271,928
      Other                                         706,558              926,392            1,054,929
      SFAS 115                                    1,100,578                 -                    -
                                                 ----------           ----------           -------

                                                  5,067,833            5,369,672            7,556,878
                                                -----------           ----------           ----------

      Ceding commission                               -                     -              (5,136,136)
      Amortization of deferred
       policy acquisition
       costs                                    ( 3,242,706)          (5,216,871)          (4,411,788)
                                                ------------          -----------          -----------
      Deferred policy
       acquisition costs at
       end of year                              $20,104,624           18,279,497           18,126,696
                                                ===========           ==========           ==========


5.      Property and equipment

        Property and equipment consists of the following:

                                                      September                   December                 December
                                                        1995                       1994                      1993

        Land                                         $  982,027                    982,027                   982,027
        Building and improvements                     2,129,923                  2,049,150                 2,049,150
        Furniture and equipment                       1,058,381                  1,025,436                 1,045,556
                                                      ---------                 ----------                 ---------
                                                      4,170,331                  4,056,613                 4,076,733
        Less accumulated
         depreciation                                 1,279,164                  1,232,443                 1,140,669
                                                     ----------                 ----------                 ---------
                                                     $2,891,167                 $2,824,170                 2,936,064
                                                     ==========                 ==========                 =========


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

5.       Property and equipment continued

         Depreciation expense for the years ended December 31, 1994, 1993 and 1992 totaled $148,355, $163,400, and $160,819, respectively.

6.       Future policy benefits

         At December 31, 1994 and 1993, future policy benefits, exclusive of universal life and flexible term annuities consist of the following:

                                September          December          December
                                 30, 1995            1994              1993

       Life insurance         $  678,512           701,498           726,631
       Annuities                 295,877           332,490           360,089
       Accident & health
        insurance                  7,978             7,657             7,688
                              ----------        ----------         ---------

       Total life
        insurance policies    $  982,367        $1,041,645         1,094,408
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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

7.       Reinsurance continued


         Establish policyholders' account balances
         on deposit with reinsurer             $6,108,839

         Reduce deferred acquisition costs     $5,136,136

         Reduce unearned premium               $2,409,468

         Gain on reinsurance transaction
         recognized (1)                          $639,455
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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

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
                          ========              =========            =========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

10.      Income taxes continued

         Income tax expense for the years ended December 31, 1994, 1993 and 1992 differs from "expected" tax (computed by applying the U.S. federal income tax rate of 35% in 1994 and 34% in 1993 and 1992 to pretax income) as a result of the following:

                                                                      1994                   1993                        1992
                                                                   ---------               --------                    ------
         Computed "expected tax
          expense                                                  $ 541,000                240,000                     585,000
         Increase (reduction) in
          income taxes resulting
          from:
         Small life insurance
          company deduction                                        (  83,000)              (252,100)                   (715,508)
         Changes in the valuation
          allowance for deferred
          tax assets, allocated to
          income tax expense                                          14,000                 49,000                     129,000
         (Over) under accrual of
          prior year expense                                          29,000               ( 37,000)                       -
         State taxes, net of federal
          income tax benefit                                          28,000                   -                       ( 11,880)
         Other, net                                                    1,000                  1,100                    ( 36,012)
                                                                   ---------               --------                    ---------

                                                                   $ 530,000                  1,000                    ( 49,400)
                                                                   =========               ========                    =========

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

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

         The principal elements of deferred income taxes consist of the following:

                                                            1994                   1993                 1992
                                                           --------             ---------            -------
         Deferred policy
          acquisition costs                              $ 627,000              (131,000)            (940,000)
         Future policy benefits                           ( 42,000)             ( 11,000)             258,000
         Differences in bases in
          investments                                     (197,000)             (  9,000)            (  8,500)
         Other                                              42,000                 9,000             ( 14,900)
                                                          --------              ---------            ---------
                                                         $ 430,000              (142,000)            (705,400)
                                                         =========              =========            =========


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

10.      Income taxes continued

         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 are presented below:

                                                      1994            1993
                                                 ------------    ------------

         Deferred tax assets:
           Unearned premiums, due to deferral
             of "front-end" fee for financial
             reporting purposes                  $  3,920,000    $  3,900,000
           Policy liabilities and accruals,
             principally due to adjustments to
             reserves for tax purposes              1,800,000       1,778,000
           Other                                       19,000          20,000
           Investments                                518,000            --
           Alternative minimum tax credit
             carry forwards                           271,000         257,000
                                                 ------------    ------------

         Total gross deferred tax assets            6,528,000       5,955,000
         Less valuation allowance                    (271,000)       (257,000)
                                                 ------------    ------------

         Net deferred tax assets                    6,257,000       5,698,000
                                                 ------------    ------------

         Deferred tax liabilities:
           Deferred acquisition costs,
             principally due to deferrals
             for financial reporting
             purposes                              (6,646,000)     (6,019,000)

           Other                                      (85,000)        (43,000)
                                                  ------------    ------------

         Total gross deferred tax liabilities      (6,731,000)     (6,062,000)
                                                  ------------    ------------

         Net deferred tax liability              $   (474,000)        (64,000)
                                                  ============    ============

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

14.      Legal proceedings

         Lawsuits against the Company have arisen in the normal course of the Company's business. However, contingent liabilities arising from litigation and other matters are not considered material in relation to the financial position of the Company.

         To the best of the Company's knowledge, it has no potential or pending contingent liabilities that might be material to the Company's financial condition, results of operations or liquidity, pursuant to product and environmental liabilities. The Company maintains adequate insurance coverage for unforeseen events and the insurance carriers have no solvency issues.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Overview.

         This analysis of the results of operations and financial condition of Southern Security Life should be read in conjunction with the Selected Financial Data and Financial Statements and Notes to the Financial Statements included in this report and the Company's Form 10K.

         In recent years the Company has primarily issued one type of insurance product, universal life. Universal life provides insurance coverage with flexible premiums, within limits, which allow policyholders to accumulate cash values. These accumulated cash values are credited with tax-deferred interest, as adjusted by the Company on a periodic basis. Deducted from these cash accumulations are administrative charges and mortality costs. If a policy is surrendered in its early years, the Company assesses a surrender fee against these same cash accumulations, based on the issue age of the insured, smoker verses non-smoker status, sex of the insured and the duration of the policy at the time of surrender.

         Pursuant to the accounting methods prescribed by Financial Accounting Standards No. 97, premiums received from policyholders are credited to policyholder account balances, a liability, rather than income. Revenues on universal life result from the mortality and administrative fees charged to the policyholders' balances in addition to surrender charges assessed at the time of surrender as explained above. Such costs of insurance, expense charges, and surrender fees are recognized as revenue as earned. In addition, the Company has adopted policy designs with the characteristic of having higher expense charges during the first policy year than in renewal years. Under FAS 97, the excess of these charges are reported as unearned revenue. The unearned revenue is then amortized into income over the life of the policy using the same assumptions and factors used to amortize capitalized acquisition costs. Interest credited to policyholder balances is shown as a part of benefit expenses.

         In 1993 the Company experienced an amortization rate for deferred acquisition costs which was higher than prior periods, whereas, in 1994, the amortization rate returned to that of prior periods. Capitalized acquisition costs are amortized over the life of the business at a constant rate, based on the present value of the estimated gross profits expected to be realized over the life of the business. FAS 97 requires that estimates of expected gross profits used as a basis for amortization shall be evaluated on a regular basis, and the total amortization to date shall be adjusted as a charge or credit to earnings if actual experience or other evidence suggests that earlier estimates should be revised. Thus, variations in the amortization of the deferred policy acquisition costs, from one period to the next, are a normal aspect of universal life insurance business and are generally attributed to the recognition of current and emerging experience in accordance with the principles of FAS 97.

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

         In accordance with generally accepted accounting principles, certain costs directly associated with the issuance of new policies are deferred and amortized over the lives of the policies in relation to the present value of the estimated gross profits of those policies. These costs are defined as deferred policy acquisition costs and are shown in the asset section of the balance sheet of the Company. Amortization of these deferred costs is adjusted as the Company revises its current or estimated future gross profits. As an example, deferred policy acquisi-tion costs may be amortized more quickly when terminations are greater than anticipated or when investments are sold at a gain prior to expected maturity. Mortality experience and interest rate fluctuations from period to period would also impact the amortization rate of deferred costs. Product profitability is affected by several different factors such as mortality experience (actual versus expected experience), interest rate spreads (excess interest earned over interest credited to policyholders) and controlling policy acquisition costs and other costs of operation. The operating results of any one reporting period may be significantly affected by the level of death or other policyholder benefits incurred due to the Company's relatively small size.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following table sets forth certain percentages reflecting financial data and results of operations (a) for 1995, 1994 and 1993 premium and investment revenues and (b) for period to period increases and (decreases).


                                      Relationships to
                                       Total Revenues               Period to Period
                                       Periods Ended                    Increase or
                                         Sept 30                         (Decrease)
                              -------------------------------      -----------------


                               1995        1994        1993          95-94         94-93
                              -----      ------       -----         -------       ------
Premium income                  74%         76%         74%           (6%)         ( 5%)
Net investment income           26          24          24             9            22
Other income                     0           -           2             -            50
                               ----        ----        ----         ------         ----

  Total Revenues               100%        100%        100%           (2%)          2%

Losses, claims and
 loss adjustment
 expenses                       34%         34%         21%            8%          25%
Acquisition costs               25          26          47            (12)        (32%)
Other operating
  costs and
  expenses                      22          23          24             (4)          8%
                               ----        ----        ----          -----         ----
 Total Expenses                81%          83%         92%           (2%)         (12%)


Income before income
  taxes                        19%          17%          8%           (6%)         200%
Provision for
  taxes                         7            6           3             (7)         197%
                               ----       -----       -----          -----        -----

Net Income                     12%          11%          5%           (5%)         203%


        Results of Operations

        The slump in new business written has continued throughout 1995. While 1994 new business written for the same period was down from previous periods, 1995 is behind the 1994 figures. The Company is making every effort to reverse this trend through the introduction of new products, new marketing techniques and distribution channels. At this time, the Company has several new products in the development and introduction stages, that are anticipated to open new markets for the Company thereby increasing new business issues. In addition, the Company is in negotiations with additional agency forces to increase market penetration.

        Premium income for 1995 has continued to decline approximately 6% from that of the same period in 1994. The Company attributes this to a decline in inforce policies revenue as well as a reduction in the amortization of unearned revenues. New business declines of the last year have had an impact on premiums. Revenues derived from surrender fees

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        associated with both periods in 1994 and 1995 are remaining about level.

        Investment income between 1994 and 1995 has not shown any dramatic change nor is any anticipated. However, as investments increase with the market interest rate showing strengthening, so should investment income. Gains and losses from the sales and maturities of stocks and bonds in the Company's investment portfolio fluctuate as the investment manager makes necessary adjustments to the portfolio and are not considered indicative of any current market trends. Also, with reduced student loan lending come reduced expenses for investments.

        Annuity, death and surrender benefits expensed climbed in the third quarter of 1995 as compared with the same period of 1994. The most significant increase in this area was in surrender benefits paid. While surrenders increased, the associated surrender fees did not increase at the same rate. This is due to the fact that the book of business is aging and surrender fees decline as a policy ages.

        Operating expenses for 1995 and 1994 have come within 2% of each other through the third quarter. In 1994, the Company was in litigation with a former employee and experiencing the related costs of legal represen-tation. As of third quarter 1994, the Company established a receivable for both the legal costs and litigation costs of this case. After due consideration of the litigation periods the Company might encounter on the collection of these expenses from its insurers, the costs of settle-ment and associated legal expenses, estimated at between $500,000 and $600,000 were later expensed in that same year. Therefore, the gap between 1994's expenses and those of 1995 will widen significantly by year end. While the Company reasonably expects to receive reimbursement through its insurance carriers for a substantial portion of these expenses, estimated at $500,000, it has prudently established a receiv-able for only $100,000 due to the litigation delays in receiving said funds.

        Reinsurance premiums ceded for the 1995 and 1994 are $1,480,292 and $1,932,678, respectively. Policy benefits were reduced each year by $126,364 and $358,279, respectively. Reinsurance commissions amounted to $283,175 for 1995 and $332,216 for 1994. In addition, under the terms of the Company's treaty with Mega Life (formerly United Group Insurance Company) expenses of $520,718 were transferred to the reinsurer thus far in 1995. The Company has also amortized $150,000 of the deferred gain, under the aforementioned treaty, against deferred acquisition costs for the nine month period ending September 30, 1995 (see Note 7).


        Liquidity and Capital Resources

        The Company's insurance operations continue to provide adequate positive cash flow to enable the Company to meet operational needs as well as

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        student loan borrowing needs. However, the Company has begun to experience the seasonal demand for student loan borrowings for the 1995-1996 school year. The Company has made some short-term borrowings against its line of credit with the Student Loan Marketing Association in order to meet these student loan borrowing demands. The same was true for the 1994-1995 school period.


        While the Company was maintaining more liquid funds through short term investments in order to have funds available for increased student loan borrowings, as of third quarter 1995, a large portion of these funds have been utilized in order to meet those student loan borrowing demands. After these funds were disbursed the Company initiated its line of credit borrowings.

        The Company has no material capital commitments at this time.

                                     SIGNATURES





        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.




                                    SOUTHERN SECURITY LIFE INSURANCE
                                    COMPANY

                               BY:  /s/ George Pihakis
                                    George Pihakis
                                    President, Chief Executive Officer
                                    and Director
Date:
NOVEMBER 13, 1995              BY:  /s/ David C. Thompson
                                       ------------------
                                    David C. Thompson
                                    Executive Vice-President, Secretary
                                    Treasurer, Chief Operating Officer
                                    and Director