Form 10-K
period 1995-12-31
SOUTHERN SECURITY LIFE INSURANCE CO
filed 1996-04-15
CIK 109747

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1995
                                   OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File No. 2-35669

                   SOUTHERN SECURITY LIFE INSURANCE COMPANY___________
                (Exact name of Company as specified in its charter)

                    Florida___________    ______   59-1231733_________
       (State or other jurisdiction    (Employer Identification Number)
    of incorporation or organization)

                 755 Rinehart Road, Lake Mary, Florida_______32746__
                (Address of principal executive offices)   (Zip Code)

Company's telephone number, including area code:(407) 321-7113

         Securities registered pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange on
               Title of Each Class         ____Which Registered____
                       None                         _ None_________

         Securities registered pursuant to Section 12(g) of the Act:
                              _     None______
                              (Title of Class)

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to the filing
requirements for the past 90 days.     X Yes     No


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10-K. X

State the aggregate market value of the voting stock held by nonaffiliates of the Company: $3,989,366 as of March 31, 1996.

The number of shares of the Company outstanding as April 1, 1996 is as follows:
                                       Number Outstanding at
           Title of Class                 April 1, 1996_____
          Common Stock
          Par value $1.00 per share        1,907,989

                                     PART I
Item 1.  Business.

     Southern Security Life Insurance Company ("the Company") is a legal reserve life insurance company authorized to transact business in the states of Alabama, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Michigan, Missouri, South Carolina, Tennessee and Texas. It was incorporated under Florida law in 1966 and was licensed and commenced business in 1969. The Company obtained authorization in the state of Illinois in 1995 and will continue the process of seeking authorization, directly or through acquisition, to transact business in additional states during 1996. During 1995, approximately 42% of the premium income of the Company was from business in force in its state of domicile. The Company's only industry segment is the ordinary life, accident and health and annuity business.

     The Company at present writes primarily universal life policies with various companion riders. In the past it has written various forms of ordinary life insurance policies and annuity contracts. The Company's accident and health insurance business has never been a significant portion of the Company's business. It does not presently write industrial life or group life insurance other than through its participation as a reinsurer in the Servicemen's Group Life Insurance Program ("SGLI").

     The Company introduced its first universal life product in 1986 and currently has two principal universal life products in force. These universal life products offer flexibility to the client as well as tax advantages, both currently and upon the death of the insured. These products allow the Company to better compete in the current market environment. In excess of 98% of the premiums written by the Company in 1994 and 1995, were for the universal life products.

     1995 continued as a rebuilding year for Southern Security.

     In late 1995 the Company began negotiations with, and in early 1996 recruited, a new marketing director to reestablish the Company's marketing. As a result, the Company is introducing a new series of products designed for the seniors market. This new series targets the needs of senior citizens especially as they plan for their final expenses. A lead generation program has been designed specifically to support this new market. New field sales representatives are also being actively recruited for the product announcement in April of 1996.

     The Company is continuing to support its traditional universal life marketing as well. To enhance this market the Company is establishing a lead generation program which is being coupled with a recruiting program for new sales agents to help rebuild the market. This will enhance the opportunities for the Company to expand sales of its universal life products which are designed to provide an insurance program as well as a savings vehicle through the cash values of the policy.

     The following table provides information (on a statutory basis) concerning the amount and percentage of premium income resulting from the principal lines of insurance written by the Company during the periods indicated:


                           1995                       1994                      1993

                              Per-                       Per-                       Per-
                     Amount   centage           Amount   centage           Amount   centage
Life
Insurance-
Ordinary
(1)(2)           $10,220,659    93%         $11,549,563    95%         $13,438,780    94%

Individual
Annuities
(1)                  195,473     2%             102,992     1%             221,184     2%

Life
Insurance-
Group
(SGLI)               518,597     5%             536,880     4%             586,989     4%

Other -
Accident &
Health                 1,385     0%               1,628     0%               1,769     0%

                 $10,936,114   100%         $12,191,063   100%         $14,248,722   100%


(1) A portion of each of the deposit term policies previously sold by the Company represents ordinary life insurance and the balance represents an individual annuity.

(2) The 1994 and 1995 premium income for life insurance-ordinary are net of reductions of $2,512,000 and $2,105,768, respectively, in ceded premium paid to all reinsurers, including Mega Life.

            (The remainder of this page is intentionally left blank)

     The following table gives information [on a generally accepted accounting principles basis] for the Company concerning operating ratios for the periods indicated:

                                      1995                    1994                     1993

Total Net
 Premiums                       $8,158,938              $9,299,789              $10,738,921

Benefit Costs:
  Amount                        $4,061,096              $4,115,257               $4,720,478
  Ratio to Net Premium
   Income                            49.8%                   44.3%                    44.0%

Acquisition Expenses:
  Amount                        $3,069,742              $3,242,706               $5,216,871
  Ratio to Net Premium
   Income                            37.6%                   34.9%                    48.6%

General Insurance Expenses:
  Amount                        $2,825,280              $3,276,386               $2,904,921
  Ratio to Net Premium
    Income                           34.6%                   35.2%                    27.1%

Income Before Income Taxes:
  Amount                        $1,274,903              $1,543,979                 $705,652
  Ratio to Net Premium
   Income                            15.6%                   16.6%                     6.6%
  Ratio to Total Income              11.4%                   12.7%                     5.3%
  Ratio to Equity                     8.6%                   12.2%                     5.8%


            (The remainder of this page is intentionally left blank)

     The following table provides information about the Company concerning changes in life insurance in force (shown in thousands -000 omitted) during the periods indicated (exclusive of accidental death benefits):


                                                            1995          1994          1993
Total life insurance in force
at beginning of period:
   Ordinary Whole Life &
    Endowment-Participating                                 $583          $750          $977
   Ordinary Whole Life &
    Endowment-Non-Participating                        1,459,149     1,603,358     1,654,210
   Term                                                    9,422        12,051        25,522
   SGLI                                                  531,502       564,828       383,201

   Total                                              $2,000,656    $2,180,987    $2,063,910

Additions (including re-
insurance assumed):
   Ordinary Whole Life &
    Endowment-Participating                               - 0 -         - 0 -         - 0 -
   Ordinary Whole Life &
    Endowment-Non-Participating                         125,961       188,622       330,033
   Term                                                   - 0 -         - 0 -         - 0 -
   SGLI                                                       8             9       195,248

   Total                                               $125,969      $188,631      $525,281


Terminations:
  Death                                                   $2,204       $1,849       $2,441
  Lapse and Expiry                                        89,868      114,372      171,598
  Surrender                                              228,334      251,306      224,309
  Other                                                      463        1,435        9,856
  Total                                                 $320,869     $368,962     $408,204

Life Insurance in force at
end of period:
   Ordinary Whole Life &
   Endowment-Participating                                  $583         $583         $750
   Ordinary Whole Life &
   Endowment-Non-Participating                         1,289,250    1,459,149    1,603,358
   Term                                                    8,371        9,422       12,051
   SGLI                                                  507,552      531,502      564,828

   Total                                              $1,805,756   $2,000,656   $2,180,987
Reinsurance Ceded                                       (448,382)    (502,185)    (535,217)
Total after Reinsurance Ceded                         $1,357,374   $1,498,471   $1,645,770


Lapse Ratio (Reflecting termina-
tion by surrender and lapse;
ordinary life insurance only):                              21.1%        21.5%        23.2%

     The Company invests and reinvests portions of its funds in securities which are permitted investments under the laws of the State of Florida, and part of its revenue is derived from this source. Generally, securities comprising permitted investments include obligations of Federal, state and local governments; corporate bonds and preferred and common stocks; real estate mortgages and certain leases. The following table summarizes certain information regarding the Company's investment activities:

                     Mean                        Gross                     Net
Fiscal            Investment                   Investment               Investment            Net
 Year              Assets (1)                   _Income(2)               Income (3)          Yield (4)


1995              $46,899,142                  $ 3,225,630              $ 2,998,875          6.39%

1994              $46,573,901                  $ 3,111,186              $ 2,750,771          5.91%

1993              $41,461,857                  $ 2,941,439              $ 2,518,005          6.07%


(1) Computed pursuant to valuations prescribed under generally accepted accounting principles.

(2)  Includes capital gains and net of capital losses.

(3) Net of investment expense and before income taxes or extra ordinary terms.

(4) Computed on an annualized basis. Represents ratio of net investment income to mean invested assets.

     The Company continues its activities as a qualified lender under the Federal Family Educational Loan Program. Through this program the Company makes various types of student and parent loans available. All student loans made by the Company are guaranteed by the Federal Government. As it has in the past, the Company sells these student loans on a periodic basis to the Student Loan Marketing Association ("SLMA") thereby keeping these funds liquid.

     The Company presently sells its policies on a general agency basis through a field force consisting of approximately 270 agents. All such agents are licensed as agents of, and sell for, the Company and are independent contractors who are paid exclusively on a commission basis for sales of the Company's policies. Some of the Company's agents are part-time insurance agents. Most of the Company's agents are associated with Insuradyne Corporation, a wholly-owned subsidiary of the Company's parent, Consolidare Enterprises, Inc. See "Certain Relationships and Related Transactions" in Part III of this Report.

     The Company presently employs 37 persons, none of whom are covered under any collective bargaining agreements. The Company feels it has good relations with its employees.

     Section 624.408 of the Florida Statutes requires a stock life insurance company to maintain minimum surplus on a statutory basis at the greater of $1,500,000 or four percent (4%) of total liabilities. The Company's required statutory minimum surplus calculated in accordance with this section is approximately $1,800,000. If the capital and surplus of the Company computed on such basis should fall below that amount, then the Company's license to transact insurance business in the State of Florida, the Company's most significant market, could be revoked unless the deficiency is promptly corrected. As of December 31, 1995, the Company had statutory capital and surplus of $8,770,411, well in excess of the required minimum.

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


     Based on calculations using the NAIC formula as of December 31, 1995, the Company was well in excess of all four of the control levels listed.

     The industry in which the Company is engaged is highly competitive. There are in excess of 850 life insurance companies licensed in Florida, where a substantial amount of the Company's premium income is produced, and there are comparable numbers of insurance companies licensed in Alabama, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Michigan, Missouri, South Carolina, Tennessee and Texas. Many of the Company's competitors have been in business for longer periods of time, have substantially greater financial resources, larger sales organizations, and have broader diversification of risks. A large number of the Company's competitors engage in business in many states and advertise nationally while the Company conducts its business on a regional basis. The Company is not a significant factor in the life insurance business in any state where the Company does business.

     The states of Alabama, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Michigan, Missouri, South Carolina, Tennessee and Texas require that insurers secure and retain a license or a certificate of authority based on compliance with established standards of solvency and demonstration of managerial competence. The Company, like other life insurers, is subject to extensive regulation and supervision by state insurance regulatory authorities. Such regulation relates generally to such matters as minimum capitalization, the nature of and limitations on investments, the licensing of insurers and their agents, deposits of securities for the benefit and protection of policyholders, the approval of policy forms and premium rates, periodic examination of the affairs of insurance companies, the requirement of filing annual reports on a specified form and the provision for various reserves and accounting standards.

     The Company reinsures or places a portion of its insured risks with other insurers. Reinsurance reduces the amount of risk retained on any particular policy and, correspondingly, reduces the risk of loss to the Company, thus giving it greater financial stability. Reinsurance also enables the Company to write more policies and policies in larger amounts than it would otherwise consider prudent. On the other hand, reinsurance potentially reduces earnings, since a portion of the premiums received must be paid to the insurers assuming the reinsured portion of the risk.

     The Company currently cedes its new reinsurance to Businessmen's Assurance Company ("BMA") and the Reinsurance Company of Hanover, both of which are unaffiliated reinsurers. Under the terms of the reinsurance agreements, the Company cedes all risks in excess of the Company's current retention limits.

     The Company currently retains a maximum of $75,000 on any one life and lesser amounts on substandard risks.

     Reinsurance for policy amounts in excess of the Company's retention limits is ceded on a renewable term basis, under which the amount reinsured normally decreases annually by the amount of increase in the policy reserve. In addition, the Company has coinsurance agreements with several insurers, under which premiums are shared based upon the share of the risk assumed.

     The Company remains directly liable to policyholders for the full amount of all insurance directly written by it, even though all or a portion of the risk is reinsured. Reinsurers, however, are obligated to reimburse the Company for the reinsured portion of any claims paid. Consequently, if any reinsurer becomes insolvent or is otherwise unable to make such reimbursement, the Company would suffer an unexpected loss. The Company has no reason to believe that any of its reinsurers will be unable to perform their obligations under existing reinsurance agreements.

     On December 31, 1992, the Company entered into a Coinsurance Reinsurance Agreement with United Group Insurance Company ("UGIC"), now Mega Life. In this agreement, UGIC agreed to indemnify and the Company agreed to transfer risk to UGIC in the amount of 18% of all universal life premium paying polices which were in force on December 31, 1992. Mega Life is an A rated company with A.M. Best and is an authorized reinsurer in the State of Florida.

     As a result of the 1992 agreement, the Company will continue to pay reinsurance premiums to Mega Life while receiving ceding commissions. As a part of the coinsurance agreement, Mega Life agreed to share in the expenses of death claims, surrenders, commissions, taxes and the funding of policy loans.

     Under the terms of the agreement, Mega Life maintains a trust account with Sun Trust, a bank located in Orlando, Florida, which names the Company as the beneficiary. The trust is to remain in effect with deposits made by Mega Life on a periodic basis to maintain assets having a market value at least equal to 18% of the Company's ceded reserves, net of policy loans, on a statutory basis.

     The Company does not assume any reinsurance at the present time other than its participation in SGLI.

     The Company is required to establish policy benefit and other reserves which are calculated in accordance with statutory requirements and standards of actuarial practice and established at amounts which, with additions from premiums to be received and assumed interest on policy reserves compounded annually, are believed to be sufficient to meet policy obligations as they mature. Life reserves for the Company are based upon the Commissioner's 1958 and 1980 Standard Ordinary Table of Mortality, with interest on policies computed at 3, 3-1/2, 4 or 4-1/2%. Annuity reserves are based on the 1937 Standard Annuity Table, with interest on policies computed at 3-1/2 or 4%. Reserves on the annuity portion of the Company's deposit term policies are computed on the accumulation method. Reserves for universal life policies, which comprise most of the Company's insurance in force, have been valued by the California Method which was approved by the Florida Department of Insurance. Reserves under this method are the linear average of the policy account value and the policy cash surrender value (account value less the surrender charge).

     In 1994, the Florida Department of Insurance issued a new regulation that required all companies who are not already using the CRVM method to phase into that method over a period of five years. As required, the Company has filed with the Department its plan to comply with the new regulation and implemented the plan beginning January 1, 1995. This has resolved the pending discussions with the Florida Insurance Department on the Company's reserving methods. The CRVM reserving method applies only to the Company's statutory financial statements. For the year 1995 the increase in the statutory reserve due to the implementation of this regulation was approximately $404,000.

     Estimation and provision for the cost of HIV-related claims covered under life and accident and health insurance policies of the Company have been made. The Company utilizes the services of KPMG Peat Marwick, LLP, consulting actuaries, in calculating such reserves.

     In preparing generally accepted accounting principle Financial Statements, the cost of insurance and expense charges on universal life products are recognized as revenue. For "Annuity Contracts" with flexible terms, amounts received from policyholders are not recognized as revenue but are recorded as deposits in a manner similar to interest-bearing instruments. Accumulations on these universal life and annuity contracts are held as "Policyholders' Account Balances." For all other policies (primarily whole-life) revenue and reserves are calculated using the net level premium method. Accumulation values for these types of policies are held as benefit reserves. See "Future Policy Benefits" in
Note 1 of the Notes to Financial Statements included in this report.

     The Company maintains its own policy files, prepares its own policy forms (with the assistance of its consulting actuaries), selects risks, calculates premiums, prepares premium notices, preauthorized checks and commission statements, and maintains all of its accounting records.

     The Company is not affected by Federal, state or local provisions relating to discharge of materials into the environment. The Company has not spent a material amount of money during the last three fiscal years on research and development activities. The business of the Company is not seasonal in nature and is not dependent on the sources and availability of raw materials. The business of the Company is not dependent upon a single customer or a few customers, and no material portion of the Company's business is subject to renegotiation of profits or termination at the election of the Government.


Item 2.  Properties.

     The Company's corporate headquarters is located in a two story office building in Lake Mary, Florida which is owned by the Company. The Company occupies the entire second floor of the building. Of the remaining rentable space, 8,467 square feet were leased at year end and the remaining balance of 1,200 square feet was available for lease. Since year end, the Company has contracted to lease the remaining leasable space.


Item 3.  Pending Legal Proceedings.

     Lawsuits against the Company may have arisen in the course of the Company's business. However, contingent liabilities arising from litigation and other matters are not considered material in relation to the financial position of the Company.

     To the best of the Company's knowledge, it has no potential or pending contingent liabilities that might be material to the Company's financial condition, results of operations or liquidity, pursuant to product and environmental liabilities. The Company maintains insurance coverage for unforeseen events and the insurance carriers, to the best of managements knowledge, have no solvency issues.


Item 4.  Submission of Matters to a Vote of Security Holders.

     During the fourth quarter of the Company's fiscal year, no matter was submitted to a vote of security holders.

                                    PART II

Item 5. Market for the Company's Common Stock and Related Stockholder Matters.

     (a) Principal Market and Stock Price. The principal market on which the Company's common stock is traded is the over-the-counter market. Trading information with respect to the Company's shares is available through the National Association of Securities Dealers Automated Quotation (NASDAQ) System under the symbol SSLI.

     The table below presents the high and low market prices for the Company's common stock during the calendar quarters indicated, as quoted in the NASDAQ system. The quotations represent prices between dealers in securities and do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

                                  QUARTER ENDED
____________________________________________________________________________
                           1995                            1994
____________________________________________________________________________
          Mar.31  Jun.30  Sep.30  Dec.31    Mar.31  Jun.30  Sep.30  Dec.31

Common
Shares:
  High    5 7/8   5 3/8   5 3/8    5 3/8    6 1/8   6       6       6
  Low     4 5/8   4 7/8   5        4 7/8    5 3/8   5 1/2   5 5/8   5 1/2

     (b) Approximate Number of Holders of Common Stock. There were 1,777 holders of record of the Company's Common Stock at December 31, 1995.

     (c) Dividends. The Company has paid no cash dividends to stockholders during the past two years, and it is not anticipated that any cash dividends will be paid at any time in the foreseeable future. The payment of dividends by the Company is subject to the regulation of the State of Florida Department of Insurance. Under such regulation an insurance company may pay dividends, without prior approval of the State of Florida Department of Insurance, equal to or less than the greater of (a) 10% of its accumulated capital gains (losses) (i.e. unassigned surplus) or (b) certain net operating profits and realized net capital gains of the Company, as defined in the applicable insurance statutes. In no case can such dividends be paid if the Company will have less than 115% of the minimum required statutory surplus as to policyholders after the dividend is paid. The maximum amount which the Company could pay as a dividend during 1996 pursuant to such regulation is $232,181.

Item 6.  Selected Financial Data.

     The following table presents selected financial data (on a GAAP basis) concerning the Company and its financial results during the periods indicated.


                                                          YEARS ENDED DECEMBER 31,

                          1995                    1994                  1993                   1992                    1991
Revenues:
Life insurance
    premiums           $8,158,938             $9,299,789            $10,738,921             $9,512,468             $8,068,917
Net investment
    income             $2,988,875              2,750,771              2,518,005              2,445,460              2,378,727

Realized Gain
  (Loss)on
Investments                60,237                 60,732                138,985                169,955                 54,047
Gain on
 Reinsurance
 Transaction                                                                                   639,455
                      -----------            -----------            -----------            -----------            -----------
Total Revenue         $11,218,050            $12,111,292            $13,395,911            $12,767,338            $10,501,691

Benefits, Losses
 & Expenses:
 Insurance
    living
    benefits           $2,636,851             $2,815,194             $2,848,888             $2,934,734             $2,906,333
 Insurance death
    benefits            1,424,245              1,300,063              1,871,590              1,562,431              1,414,191
 Increase (decrease)
    in
    policy
    reserves             (12,971)               (67,036)              (152,011)              (246,642)              (357,220)
 Amortization of
    deferred policy
    acquisition
    costs               3,069,742              3,242,706              5,216,871              4,411,788              3,992,725
 Commissions and
    General
    Expenses            2,735,280              3,186,386              2,814,921              2,292,977              2,025,264
 Interest expense
    with related
    party                  90,000                 90,000                 90,000                 91,250                108,695
                       ----------            -----------            -----------            -----------            -----------
Total Expenses:        $9,943,147            $10,567,313            $12,690,259            $11,046,538            $10,089,988
                       ----------            -----------            -----------            -----------            -----------

Income before
  Income Taxes         $1,274,903             $1,543,979               $705,652             $1,720,800               $411,703
                       ----------            -----------            -----------            -----------            -----------
  Income taxes           $160,000               $530,000                 $1,000              $(49,400)                $65,800
                       ----------            -----------            -----------            -----------            -----------

  Cumulative Effect
    of Adoption of
    Statement 109      $                      $                        $                    $                        $174,000

NET INCOME             $1,114,903             $1,013,979               $704,652             $1,770,200               $171,903
                       ==========             ==========               ========             ==========               ========

Weighted average
  number of
  shares
  outstanding           1,907,989              1,907,989              1,844,694              1,844,694              1,844,694
                       ----------            -----------            -----------            -----------            -----------

Net income per
  common
  share                       .58                   $.53                   $.38                   $.96                   $.09
                       ----------            -----------            -----------            -----------            -----------

Shareholders'
  Equity              $14,826,610            $12,644,525            $12,238,101            $11,352,540             $9,580,205
                       ----------            -----------            -----------            -----------            -----------

Shareholders'
  equity per
  common
  share                    $7.77                  $6.63                  $6.63                  $6.15                  $5.19
                       ----------            -----------            -----------            -----------            -----------


                          1995                    1994                  1993                   1992                    1991
Assets               $81,872,350             $77,185,070            $81,211,540            $64,431,214             $57,003,356

Life Insurance:
  Insurance in
  force           $1,805,756,000          $2,000,656,000         $2,180,987,000         $2,063,910,000          $1,923,252,000

Individual
  insurance
  issued during
  current
  year              $124,222,000            $184,364,000           $325,869,000           $556,570,000            $741,646,000

Long term
  obligation          $1,000,000              $1,000,000             $1,000,000             $1,000,000              $1,000,000

Dividends
  declared per
  common share             $0.00                   $0.00                  $0.00                  $0.00                   $0.00


            (The remainder of this page is intentionally left blank)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overview.

     This analysis of the results of operations and financial condition of Southern Security Life should be read in conjunction with the Selected Financial Data and Financial Statements and Notes to the Financial Statements included in this report.

     In recent years the Company has primarily issued one type of insurance product, universal life. Universal life provides insurance coverage with flexible premiums, within limits, which allow policyholders to accumulate cash values. These accumulated cash values are credited with tax-deferred interest, as adjusted by the Company on a periodic basis. Deducted from these cash accumulations are administrative charges and mortality costs. Should a policy surrender in its early years, the Company assesses a surrender fee against these same cash accumulations, based on issue age of the insured, smoker verses non-smoker status, sex of the insured and the duration of the policy at the time of surrender.

     Pursuant to the accounting methods prescribed by Financial Accounting Standards No. 97 (FAS 97), premiums received from policyholders on universal life products are credited to policy- holder account balances, a liability, rather than income. Revenues, described herein as premium, on such products result from the mortality and administrative fees charged to policyholder balances in addition to surrender charges assessed at the time of surrender as explained above. Such costs of insurance, expense charges, and surrender fees are recognized as revenue as earned. In addition, the Company has adopted policy designs with the characteristic of having higher expense charges during the first policy year than in renewal years. Under FAS 97, the excess of these charges are reported as unearned revenue. The unearned revenue is then amortized into income over the life of the policy using the same assumptions and factors used to amortize capitalized acquisition costs. Interest credited to policyholder balances is shown as a part of benefit expenses.

     In accordance with generally accepted accounting principles, certain costs directly associated with the issuance of new policies are deferred and amortized over the lives of the policies. These costs are defined as deferred policy acquisition costs and are shown in the asset section of the balance sheet of the Company. Capitalized acquisition costs are amortized over the life of the business at a constant rate, based on the present value of the estimated gross profits expected to be realized over the life of the business. FAS 97 requires that estimates of expected gross profits used as a basis for amortization be evaluated on a regular basis, and the total amortization to date be adjusted as a charge or credit to earnings if actual experience or other evidence suggests that earlier estimates be revised. Thus, variations in the amortization of the deferred policy acquisition costs, from one period to the next, are a normal aspect of universal life insurance business and are generally attributed to the recognition of current and emerging experience in accordance with the principles of FAS 97.

     Annuity products, of which the Company currently has a minor amount, are recorded in similar fashion to universal life products. Considerations received by the Company are credited to the annuity account balances which are shown as a liability in the balance sheet. Interest is credited to these accounts as well and shown as an expense of the Company. Income is derived primarily from surrender charges on this type product.

     An additional source of income to the Company is investment revenue. The Company invests those funds deposited by policy- holders of universal life and annuity products in debt and equity securities in order to earn interest and dividend income, a portion of which is credited back to the policyholders. Interest rates and maturities of the Company's investment portfolio play a part in determining the interest rates credited to policyholders.

     Product profitability is affected by several different factors, such as mortality experience ( actual versus expected), interest rate spreads (excess interest earned over interest credited to policyholders) and controlling policy acquisition costs and other costs of operation. The results of any one reporting period may be significantly affected by the level of death claims or other policyholder benefits incurred due to the Company's relatively small size.

            (The remainder of this page is intentionally left blank)

     The following table sets forth certain percentages reflecting financial data and results of operations (a) for 1995, 1994 and 1993 premium and investment revenues and (b) for period to period increases and (decreases).

                                                  Relationships to
                                                   Total Revenues                             Period to Period
                                              Years Ended December 31                      (Increase or Decrease)

                                       1995          1994         1993                     95-94            94-93

Premium Income                           73%           77%          80%                     (12%)            (13%)
Net Investment Income                    27            23           20                        9%               5%
Other Income

  Total Revenues                        100%          100%         100%                      (7%)            (10%)

Losses, claims and
 loss adjustment
 expenses                                36%           33%          34%                      (0%)            (11%)
Acquisition costs                        27            27           40                        5%             (38%)

Other operating
  costs and
  expenses                               26            27           21                      (14%)            (13%)

  Total Expenses                         89%           87%          95%                      (4%)            (17%)

Income before income
  taxes                                  11%           13%           5%                     (17%)            119%
Provision for
  taxes                                   1             5          .07                      (70%)            589%

Net Income                               10%            8%           5%                      10%              44%



Results of Operations.

     New business written was 124, 189 and 330 million dollars in face value for 1995, 1994 and 1993, respectively. New business written declined again in 1995, as it did in 1994, as the Company continued its efforts to license new products and develop marketing distribution channels. Delays in obtaining admission of new products into various states has cost the Company anticipated sales as well as agency forces over the past two years. Yet, by year end 1995, some key marketing strategies were accomplished which have already begun to show a positive impact on 1996 production figures. One such marketing strategy included the hiring of a new marketing director. The new director, a seasoned insurance executive, brings to the Company a product expertise and market expansion knowledge that will enable the Company to accomplish its long term goals. Another key development was the creation of a lead generation program designed to provide new business leads in order to increase production.

     Premium income for 1995 was recorded at $9.4 million, for 1994 at $10.6 million and for 1993 at $12.3 million. This 1995 decline of 12% in premium income can be attributed somewhat to the decline in the Company's insurance in force and therefore an associated reduction in administrative and mortality fees. Surrender fees, another component of premium income, decreased by approximately 5% from 1994 due to the fact that the book of business is aging and as it does so, surrender fees decrease. 1994 in comparison with 1995 is much the same scenario as 1994 versus 1995, however surrender fees were greater. The new business decline of the past several years is having an impact on premium income. The balance of the decline in premium income for 1994 and 1995 is attributable to the amortization and unlocking for current and future experience of unearned premium into income. Unearned premium essentially represents the excess first year charges in the policy. With the advice and assistance of our consulting actuaries, each year the Company reviews its current experience rates for mortality, credited interest rates, lapse rates, surrender fees and the like, and adjusts its amortization of deferred acquisition costs and unearned premium to the appropriate levels for both the current experience and anticipated future experience. This is an on-going refinement process.

     Increased investment in debt securities coupled with reduced expenses for student loan processing accounted for the 9% increase in investment income for the year 1995. The Company's investment in student loans is declining each year in response to increased costs designated by the government. This trend is expected to continue and show significant change in 1996.

     Annuity, death and other benefits decreased only slightly in 1995 from the results of 1994. Death claims continued their trend of less than anticipated by the actuarial assumptions but were up slightly from 1994, however, well below the 1993 figures. A significant increase or decrease in death claims in any given year can have a marked impact on the results of operations in a small company. Surrender benefits were responsible for the slight improvement in this expense area. While death claims were up slightly, surrender benefits declined enough to compensate for the increase.

     The amount of the amortization of deferred acquisition costs continued its 1994 trend, declining by approximately 5%. The amortization of deferred acquisition costs is a continuous refinement process which relates to current experience in connection with revenues, mortality gains and losses, credited interest rate spreads, expense charges and surrender charges. The change in the rate of amortization of both deferred acquisition costs and unearned premium liabilities is due to "unlocking" for current and future experience based on the results of the changing experience encountered as required under FAS 97.

     Operating expenses for the Company were $2.7 million. $3.2 million and $2.8 million for 1995, 1994 and 1993, respectively. In 1994, the Company settled litigation with a former employee and experienced the related costs of legal representation. After due consideration of the litigation delays the Company might encounter on the collection of these expenses from its insurers, the costs of settlement and associated legal expenses, estimated at between $500,000 and $600,000, were expensed in that same year. While the Company reasonably expects to receive reimbursement through its insurance carriers for a substantial portion of these expenses, estimated at $500,000, it has prudently established a receivable for only $100,000 due to litigation delays in receiving said funds. These expenses account for the 14% decrease in current year operating expenses in comparison with those of 1994. It can also be noted that the expenses have returned to their previous level of 1993.

     Reinsurance   premiums  ceded  for  1995  and  1994  were   $2,112,884  and
$2,508,749, respectively. Policy benefits were reduced due to reinsurance $405,345 and $679,622 for 1995 and 1994 respectively. Reinsurance commissions amounted to $397,253 for 1995 and $445,309 for 1994. In addition, under the terms of the Company's treaty with Mega Life (formerly United Group Insurance Company) expenses of $911,452 were transferred to the reinsurer for 1995 and $1,163,842 for 1994. The Company has also amortized the remaining $200,000 of deferred gain, under the aforementioned treaty, against deferred acquisition costs for 1995 (see Note 7).

     Income, before income taxes, in 1995 was $1,274,903 compared to $1,543,979 in 1994 and $705,652 in 1993. The 1995 income declined 17% from prior year as a result of reduced premium income and level amortization expenses. 1993 income suffered from higher death benefit expenses than the following two years.


Liquidity and Capital Resources.

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 required that investments in all debt securities and those equity securities with readily determinable market values be classified into one of three categories: held-to-maturity, trading or available-for-sale. Classification of investments is based upon management's current intent. Debt securities which management has a positive intent and ability to hold until maturity are classified as securities held-to-maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held-to-maturity, are not reflected in the financial statements. Debt and equity securities that are purchased for short-term resale are classified as trading securities. Trading securities are carried at market value, with unrealized holding gains and losses included in earnings. All other debt and equity securities not included in the above two categories are classified as securities available-for-sale. Securities available-for-sale are carried at market value, with unrealized holding gains and losses reported as a separate component of stockholders' equity, net of tax and a valuation allowance against deferred acquisition costs. Adoption of this statement had no effect on the income of the Company.

     The Company's insurance operations have historically provided adequate positive cash flow enabling the Company to continue to meet operational needs as well as increase its investment-grade securities to provide ample protection for policyholders.

     Student loans are a service the Company makes available to the public as well as an investment. While the Company anticipates the seasonal demand for student loan funds and the subsequent sale of such loans to the Student Loan Marketing Association (SLMA), there are times when additional funds are required to meet demand for student loans until such time as the sale thereof to SLMA can be completed. In 1995 the Company renewed its $15,000,000 line of credit with SLMA in order to meet these seasonal borrowing requirements. The Company made several draws against this line of credit throughout the seasonal period. The Company anticipates continued borrowings to be made through this line of credit with SLMA to the extent that student loan borrowings are required for 1996. SLMA offers a more competitive rate of interest on such borrowings than the Company has been able to obtain through banks.

     The following table displays pertinent information regarding the short-term borrowings of the Company as they relate to these credit lines:

                        1995                 1994                       1993            1993

                        SLMA                 SLMA                    SUN TRUST          SLMA

Balance
@ Year
End               $1,400,553.30            $891,823.47                     - 0 - $9,438,067.96

Weighted
Avg.
Interest
@ Year
End                      6.3705%                 6.566%                    - 0 -         3.975%

Maximum
Balance           $1,891,823.47          $3,823,957.61             $1,910,000.00 $9,438,067.96

Average
Balance           $1,159,300.15          $1,443,478.84             $1,276,666.67 $4,516,551.99

Weighted
Rate                     6.3705%                6.1024%                   6.0000%      3.95881%


     The Company continued its association with University Support Services throughout 1995, for the purpose of making more student loan funds available without increased costs to the Company. This association aided in keeping borrowings to a minimum for 1995. The Company is currently in negotiations with another firm that would accomplish this same benefit to a greater extent.

     Except as otherwise provided herein, management believes that cash flow levels in future periods will be such that the Company will be able to continue its prior growth patterns in writing life insurance policies, fund Federally insured student loans and meet normal operating expenses.

     The National Association of Insurance Commissioners, in order to enhance the regulation of insurer solvency, issued a model law to implement risk-based capital (RBC) requirements for life insurance companies, which are designed to assess capital adequacy. Pursuant to the model law, insurers having less statutory surplus than required by the RBC calculation will be subject to varying degrees of regulatory action. While Florida, the Company's state of domicile, had yet to adopt the provisions of the RBC model law, the Company is monitoring their RBC results in anticipation of future adoption. At December 31, 1995, the Company had statutory surplus well in excess of any RBC action level requirements.

     The Company recently executed a lease with a new tenant for the remaining 1200 square foot of rentable space on the first floor of the office building. The contract includes the build-out of the space to serve as office space. The Company has agreed to cover expenditures of the build-out and the lessee has agreed to rent the space for a five year period. The build-out is estimated to have a cost of $16,000. The Company, at this time, has no other material commitments for capital expenditures through the balance of this year.

Item 8.  Financial Statements and Supplementary Data.

            (The remainder of this page is intentionally left blank)

                          Independent Auditors' Report
                             -----------------------


Board of Directors
Southern Security Life Insurance Company:


We have audited the accompanying financial statements of Southern Security Life Insurance Company as listed in the accompanying index under item 14(a). In connection with our audit of the financial statements, we have also audited the amounts included in the financial statement schedules as listed in the accompanying index under Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Security Life
Insurance Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1(c) to the financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in 1994.






/S/KPMG Peat Marwick LLP

Orlando, Florida
March 26, 1996

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                 Balance Sheets

                           December 31, 1995 and 1994





         Assets                                                                   1995               1994
         -----                                                                    ----               ----
Investments (note 3):
 Fixed maturities held to maturity (fair value,
     $15,494,540 and $12,474,924 at December 31, 1995
     and 1994, respectively)                                                    $  15,165,395         12,816,337
 Securities available for sale, at fair value:
     Fixed maturities (cost of  $21,077,410 at December 31,
        1995 and $20,015,825 at December 31, 1994)                                 21,812,096         18,641,197
     Equity securities (cost, $1,297,041 and $1,369,028 at
        December 31, 1995 and 1994, respectively)                                   1,715,386          1,380,761
 Policy and student loans                                                           9,971,653          8,866,968
 Short-term investments                                                             1,499,100          1,875,758
 Other invested assets                                                                 22,578             31,054
                                                                                     --------           --------
                                                                                   50,186,208         43,612,075

Cash and cash equivalents                                                             406,752            638,079
Accrued investment income                                                             638,809            604,851
Deferred policy acquisition costs (note 4)                                         18,145,111         20,104,624
Policyholders' account balances on deposit with reinsurer
 (note 7)                                                                           8,440,660          8,098,655
Reinsurance receivable (note 7)                                                       514,341            323,184
Due from affiliated insurance agency (note 11)                                             -              10,419
Receivables:
 Agent balances                                                                       345,014            521,076
 Other                                                                                318,274            333,721
 Refundable income taxes                                                                   -             114,216
Property and equipment, net, at cost (note 5)                                       2,877,181          2,824,170
                                                                                     --------           --------
                                                                                $  81,872,350         77,185,070
                                                                                     ========           ========


See accompanying notes to financial statements.



      Liabilities and Shareholders' Equity                                        1995               1994
      -----------------------------                                               ----               ----

Liabilities:
     Policy liabilities and accruals (notes 6 and 7):
        Future policy benefits                                                  $   1,050,498          1,041,645
        Policyholders' account balances                                            50,624,276         47,618,490
        Unearned premiums                                                           9,116,890         10,416,064
        Other policy claims and benefits payable                                      191,955            297,376
     Other policyholders' funds, dividend and
        endowment accumulations                                                        57,444             55,375
     Funds held in reinsurance treaties with
        reinsurers (note 7)                                                           977,416            700,701
     Note payable (note 8)                                                          1,400,553            891,823
     Note payable to related party (note 9)                                         1,000,000          1,000,000
     Due to affiliated insurance agency (note 11)                                     243,368            225,213
     Other liabilities                                                              1,461,990          1,819,858
     Income taxes payable                                                              16,350              -
     Deferred income taxes (note 10)                                                  905,000            474,000
                                                                                     --------           --------
                                                                                   67,045,740         64,540,545
                                                                                     --------           --------


Shareholders' equity (notes 2, 3 and 12):
     Common stock, $1 par, authorized 2,000,000 shares;
        issued and outstanding, 1,907,989 shares                                    1,907,989          1,907,989
     Capital in excess of par                                                       4,011,519          4,011,519
     Outstanding agents' incentive stock bonus (note 12)                                -                  -
     Unrealized appreciation (depreciation) on securities
        available for sale, net of adjustment to deferred policy
        acquisition costs of $273,077 ($(524,868) in 1994) and
        net of deferred federal income tax expense of $331,307
        ($319,492 benefit in 1994)                                                    548,647           (518,535)
     Retained earnings                                                              8,358,455          7,243,552
                                                                                     --------           --------
                                                                                   14,826,610         12,644,525
Commitments and contingencies (notes 7 and 14)
                                                                                     --------           --------
                                                                                $  81,872,350         77,185,070
                                                                                     ========           ========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                              Statements of Income

                  Years ended December 31, 1995, 1994, and 1993


                                                                  1995                1994               1993
                                                                  ----                ----               ----
Revenues:
     Premium income and policy fees                         $      9,360,370          10,644,696         12,268,306
     Less reinsurance ceded                                        1,201,432           1,344,907          1,529,385
                                                                    --------            --------           --------
              Net premium income                                   8,158,938           9,299,789         10,738,921
     Net investment income (notes 3 and 8)                         2,998,875           2,750,771          2,518,005
     Realized gain on investments (note 3)                            60,237              60,732            138,985
                                                                    --------            --------           --------
                                                                  11,218,050          12,111,292         13,395,911
                                                                    --------            --------           --------
Benefits, losses and expenses:
     Annuity, death, surrender and other
       benefits                                                    4,061,096           4,115,257          4,720,478
     Decrease in future policy benefits                              (12,971)            (67,036)          (152,011)
     Amortization of deferred policy acquisition
       costs (note 4)                                              3,069,742           3,242,706          5,216,871
     Operating expenses (note 11)                                  2,735,280           3,186,386          2,814,921
     Interest expense with related party (note 9)                     90,000              90,000             90,000
                                                                    --------            --------           --------
                                                                   9,943,147          10,567,313         12,690,259
                                                                    --------            --------           --------
              Income before income taxes                           1,274,903           1,543,979            705,652

Income tax expense (benefit) (note 10)                               160,000             530,000              1,000
                                                                    --------            --------           --------
              Net income                                    $      1,114,903           1,013,979            704,652
                                                                    ========            ========           ========

Earnings per share,  based on 1,907,989
     weighted average shares  outstanding in
     1995 and 1994 and 1,844,694 weighted
     average shares outstanding in 1993                     $           .58                .53                .38
                                                                    ========            ========           ========



See accompanying notes to financial statements.


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                       Statements of Shareholders' Equity

                  Years ended December 31, 1995, 1994 and 1993


                                                                                    Unrealized
                                                                                   appreciation
                                                                                  (depreciation)     Agents
                                                                      Capital       of equity      incentive
                                        Common stock                in excess       security          stock       Retained
                                    Shares           Amount           of par        investments       bonus       earnings
                                    ----             -----            ------         ---------        -----         -----
Balances, December 31,
   1992                            1,844,694      $    1,844,694     3,918,292           64,633           -      5,524,921

Net income for the year                   -                   -             -                -                     704,652

Stock bonus                               -                   -             -                -       125,000            -

Unrealized appreciation
   of equity security
   investments                            -                   -             -            55,909           -             -
                                      ------              ------        ------           ------        -----        ------
Balances, December 31,
   1993                            1,844,694           1,844,694     3,918,292          120,542      125,000     6,229,573

Capital stock issued                  63,295              63,295        93,227               -      (125,000)           -

Net income for the year                   -                   -             -                -            -      1,013,979

Unrealized depreciation of
   securities available for
   sale                                   -                   -             -          (639,077)          -             -
                                      ------              ------        ------           ------        -----        ------
Balances, December 31,
   1994                            1,907,989           1,907,989     4,011,519         (518,535)          -      7,243,552

Net income for the year                   -                   -             -                -            -      1,114,903

Unrealized appreciation of
   securities available for
   sale                                   -                   -             -         1,067,182           -             -
                                      ------              ------        ------           ------        -----        ------
Balances, December 31,
   1995                            1,907,989      $    1,907,989     4,011,519          548,647           -      8,358,455
                                     =======             =======       =======          =======       ======       =======




See accompanying notes to financial statements.



                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                            Statements of Cash Flows

                  Years ended December 31, 1995, 1994 and 1993


                                                                      1995             1994              1993
                                                                      ----             ----              ----
Cash flows provided by (used in) operating activities:
     Net income (including net realized gains and
        losses on investments)                                  $      1,114,903         1,013,979          704,652
     Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
           Depreciation and amortization                                 182,971           190,288          163,400
           Net realized (gains) losses on investments                    (60,237)          (60,732)        (138,985)
           Loss on disposal of property, plant and
               equipment                                                     918             5,326               -
           Deferred income taxes                                        (221,000)          430,000         (142,000)
           Amortization of deferred policy
               acquisition costs                                       3,069,742         3,242,706        5,216,871
           Acquisition costs deferred                                 (2,779,393)       (3,967,255)      (5,369,672)
           Change in assets and liabilities affecting
               cash provided by operations:
                  Accrued investment income                              (33,958)          842,643         (499,047)
                  Due from affiliated insurance agency                    10,419               (50)              87
                  Accounts receivable                                    305,725           324,561          426,498
                  Reinsurance receivable                                (191,157)          (11,835)          29,507
                  Other policy claims and future
                     benefits payable                                    (96,568)         (403,263)          98,298
                  Policyholders' account balances                      2,388,047         2,325,599        2,427,238
                  Funds held under reinsurance                           276,715           202,827          497,874
                  Unearned premiums                                     (427,955)         (525,609)        (771,991)
                  Dividend and endowment
                     accumulations                                         2,069               838          (12,080)
                  Payable to affiliated insurance agent                   18,155          (123,959)         248,629
                  Income taxes payable                                    16,350                -          (496,698)
                  Other liabilities                                     (361,184)         (800,006)         845,651
                                                                        --------          --------         --------
               Net cash provided by operating activities               3,214,562         2,686,058        3,228,232
                                                                        --------          --------         --------
                                                                     (Continued)


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY


                                                                      1995             1994              1993
                                                                      ----             ----              ----
Cash flows from (used in) investing activities:
     Purchase of investments                                                  -                 -        (9,916,314)
     Purchase of investments held to maturity                         (3,492,860)       (6,471,251)              -
     Purchase of investments available for sale                       (3,754,242)       (8,599,060)              -
     Proceeds from maturity of held to maturity
        securities                                                     1,135,203         1,955,675          906,996
     Proceeds from maturity of available for sale
        securities                                                       141,150         2,508,813        1,374,729
     Proceeds from sale of available for sale
        securities (equity and fixed maturity)                         2,664,089           650,294        2,491,905
     Net change in short-term investments                                376,658        (1,247,532)              -
     Net change in policy and student loans                           (1,104,685)       15,693,088      (10,810,164)
     Net change in other investments                                       8,476                -                -
     Acquisition of property and equipment                              (204,142)          (41,787)         (41,945)
                                                                        --------          --------         --------
               Net cash provided by (used in)
                  investing activities                                (4,230,353)        4,448,240      (15,994,793)
                                                                        --------          --------         --------
Cash flows from financing activities:
     Receipts from universal life and certain
        annuity policies credited to policyholder
        account balances                                               5,609,910         6,103,433        6,826,310
     Return of policyholder account balances on
        universal life and certain annuity policies                   (5,334,176)       (4,142,868)      (4,138,699)
     Proceeds from short-term borrowings                               3,250,000         8,462,932       14,410,000
     Repayment of short-term borrowings                               (2,741,270)      (17,009,177)      (4,971,932)
                                                                        --------          --------         --------
               Net cash provided by (used in)
                  financing activities                                   784,464        (6,585,680)      12,125,679
                                                                        --------          --------         --------
               Net increase (decrease) in cash                          (231,327)          548,618         (640,882)

Cash and cash equivalents at beginning of year                           638,079            89,461          730,343
                                                                        --------          --------         --------
Cash and cash equivalents at end of year                        $        406,752           638,079           89,461
                                                                        ========          ========         ========
Supplemental schedule of cash flow information:
     Interest paid during the year, net                         $         24,935           164,790          126,190
                                                                        ========          ========         ========
     Income taxes paid during the year                          $        249,000           145,000          762,475
                                                                        ========          ========         ========

See accompanying notes to financial statements.


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                          Notes to Financial Statements

                        December 31, 1995, 1994 and 1993



(1)     Nature of Business and Summary of Significant Accounting Policies
        ------------------------------------------------------
        (a)    Nature of Business
               ---------------
               The primary business purpose of Southern Security Life Insurance Company (the "Company") is the issuance of long duration universal life insurance contracts. Prior to 1986, the Company's business included traditional whole life and annuity contracts. The majority of the Company's business is conducted in the states of Florida (50%), Georgia (15%) and Texas (11%). None of the remaining eight states in which the Company is licensed to conduct business account for over 10% of the Company's total business.

               The following is a description of the most significant risks facing life and health insurers and how the Company mitigates those risks:

               Legal/Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits, new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those recorded in the consolidated financial statements. The Company seeks to mitigate this risk through geographic marketing of their insurance products.

               Credit Risk is the risk that issuers of securities owned by the Company will default or that other parties, including reinsurers, which owe the Company money, will not pay. The Company minimizes this risk by adhering to a conservative investment strategy, by maintaining sound reinsurance and by providing for any amounts deemed uncollectible.

               Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation. The Company mitigates this risk by charging fees for nonconformance with certain policy provisions, by offering products that transfer this risk to the purchaser, and/or by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer would have to sell assets prior to maturity and potentially recognize a gain or loss.

        (b)    Basis of Financial Statements
               -----------------------
               The financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP"), which vary from reporting practices prescribed or permitted by regulatory authorities.

                                                                     (Continued)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                          Notes to Financial Statements





(1), Continued

        (c)    Use of Estimates
               -------------
               In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ significantly from those estimates.

               The estimates susceptible to significant change are those used in determining the liability for future policy benefits and claims, deferred income taxes and deferred policy acquisition costs. Although some variability is inherent in these estimates, management believes that the amounts provided are adequate.

        (d)    Investments
               ---------
               Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires that investments in all debt securities and those equity securities with readily determinable market values be classified into one of three categories: held-to-maturity, trading or available-for-sale. Classification of investments is based upon management's current intent. Debt securities which management has a positive intent and ability to hold until maturity are classified as securities held-to-maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held-to-maturity are not reflected in the financial statements. Debt and equity securities that are purchased for short-term resale are classified as trading securities. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. All other debt and equity securities not included in the above two categories are classified a securities available-for-sale. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported as a separate component of stockholders' equity, net of tax and a valuation allowance against deferred acquisition costs. At December 31, 1995 and 1994, the Company did not have any investments categorized as trading securities. Adoption of this statement had no effect on the income of the Company.

               The Company's carrying value for investments in the held-to-maturity and available-for-sale categories is reduced to its estimated realizable value if a decline in the market value is deemed other than temporary. Such reductions in carrying values are recognized as realized losses and charged to income.

               Interest  on  fixed  maturities  and  short-term  investments  is credited to income as it accrues on the principal amounts outstanding adjusted for amortization of premiums and discounts computed by the scientific method, which approximates the effective yield method. Realized gains and losses on disposition of investments are included in net income. The cost of investment sold is determined on the specific identification method. Dividends are recorded as income on the ex-dividend dates.

                                                                     (Continued)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                          Notes to Financial Statements





(1), Continued

        (d), Continued

               Policy loans and student loans are carried at the unpaid principal balance, less any amounts deemed to be uncollectible. The Company's policy is that policy loans are made for amounts in excess of the cash surrender value of the related policy. Accordingly, policy loans are fully collateralized by the related liability for future policy benefits for traditional insurance policies and by the policyholders' account balance for interest sensitive policies.

        (e)    Cash and Cash Equivalents
               ----------------------
               For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of one month or less to be cash equivalents.

        (f)    Deferred Policy Acquisition Costs
               ---------------------------
               The costs of acquiring new business, net of the effects of reinsurance, principally commissions and those home office expenses that tend to vary with and are primarily related to the production of new business, have been deferred. Deferred policy acquisition costs applicable to non-universal life policies are being amortized over the premium-paying period of the related policies in a manner that will charge each year's operations in direct proportion to the estimated receipt of premium revenue over the life of the policies. Premium revenue estimates are made using the same interest, mortality and withdrawal assumptions as are used for computing liabilities for future policy benefits. Acquisition costs relating to universal life policies are being amortized at a constant rate based on the present value of the estimated gross profit amounts expected to be realized over the life of the policies. Beginning January 1, 1994, deferred policy acquisition costs are adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available for sale.

               The Company has performed several tests concerning the recoverability of deferred acquisition costs. These methods include those typically used by many companies in the life insurance industry. Further, the Company conducts a sensitivity analysis of its assumptions that are used to estimate the future expected gross profits, which management has used to determine the future recoverability of the deferred acquisition costs.

        (g)    Depreciation
               ----------
               Depreciation is being provided on the straight-line method over the estimated useful lives of the assets.

                                                                     (Continued)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                          Notes to Financial Statements





(1), Continued

        (h)    Future Policy Benefits
               ------------------
               The liability for future policy benefits has been provided on a net level premium based upon estimated investment yields, withdrawals, mortality and other assumptions that were appropriate at the time the policies were issued. Such estimates are based upon industry data and the Company's past experience as adjusted to provide for possible adverse deviation from the estimates.

        (i)    Recognition of Premium Revenue and Related Costs
               -----------------------------------------
               Premiums are recognized as revenue as follows:

                 Universal life policies - premiums received from policyholders are reported as deposits. Cost of insurance, policy administration and surrender charges which are charged against the policyholder account balance during the period, are recognized as revenue as earned. Amounts assessed against the policyholder account balance that represent compensation to the Company for services to be provided in future periods are reported as unearned revenue and recognized in income using the same assumptions and factors used to amortize acquisition costs capitalized.

                 Annuity contracts with flexible terms - premiums received from policyholders are reported as deposits.

                 All other policies - recognized as revenue over the premium paying period.

     (j)       Income Taxes
               -----------
               Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (k)       Earnings Per Share
               ---------------
               Earnings per share are computed based on weighted average outstanding shares for each year.

     (l)       Reclassification
               -------------
               Certain  amounts   presented  in  the  1994  and  1993  financial
               statements   have  been   restated   to   conform   to  the  1995
               presentation.

                                                                     (Continued)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                          Notes to Financial Statements





(2)     Basis of Financial Statements
        -----------------------
        The more significant generally accepted accounting principles applied in the preparation of financial statements that differ from life insurance statutory accounting practices prescribed or permitted by regulatory authorities (which are primarily designed to demonstrate solvency) are as follows:

        (a) Costs of acquiring new business are deferred and amortized, rather than being charged to operations as incurred.

        (b) The liability for future policy benefits and expenses is based on conservative estimates of expected mortality, morbidity, interest, withdrawals, and future maintenance and settlement expenses, rather than on statutory rates for mortality and interest.

        (c) The liability for policyholder funds associated with universal life and certain annuity contracts are based on the provisions of Statement of Financial Accounting Standards Statement No. 97, rather than on the statutory rates for mortality and interest.

        (d) Investments in securities are reported as described in note 1(c), rather than in accordance with valuations established by the National Association of Insurance Commissioners ("NAIC"). Pursuant to NAIC valuations, bonds eligible for amortization are reported at amortized value; other securities are carried at values prescribed by or deemed acceptable by NAIC including common stocks, other than stocks of affiliates, at market value.

        (e) Deferred income taxes, if applicable, are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

        (f) The statutory liabilities for the asset valuation reserve and interest maintenance reserve have not been provided in the financial statements.

        (g)    Certain   assets,   principally   receivables   from  agents  and
               equipment, are reported as assets rather than being charged directly to surplus.

        (h) Expenses attributable to the public offering of the common shares have been reclassified from retained earnings to capital in excess of par.

        (i) Realized gains or losses on the sale or maturity of investments are included in the statement of income and not recorded net of taxes and amounts transferred to the interest maintenance reserve as required by statutory accounting practices.

                                                                     (Continued)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                          Notes to Financial Statements





(2), Continued

        (j) Certain proceeds from a note payable (note 9) that are treated as shareholders' equity for statutory purposes are treated as a liability under generally accepted accounting principles.

        (k) Reinsurance assets and liabilities are reported on a gross basis rather than shown on a net basis as permitted by statutory accounting practices.

        A reconciliation of net income (loss) for the years ended December 31, 1995, 1994 and 1993 and shareholders' equity as of December 31, 1995 and 1994 between the amounts reported on a statutory basis and the related amounts presented on the basis of generally accepted accounting principles is as follows:

                                                                                                   Shareholders'
                                                            Net income                                equity
                                                     Years ended December 31,                       December 31,
                                              ----------------------------------------       ---------------------------
                                                1995            1994            1993             1995            1994
                                                ----            ----            ----             ----            ----
As reported on a statutory basis         $      232,180          55,816        195,794         8,770,411       8,759,282
                                                -------         -------         ------          --------        --------
Adjustments:
     Deferred policy acquisition
        costs, net                             (290,344)        724,549        152,801        18,145,111      20,104,624
     Future policy benefits,
        unearned premiums and
        policyholders' funds                  1,006,862         586,243        189,956       (12,340,766)    (14,632,156)
     Deferred income taxes                      221,000        (430,000)       142,000          (905,000)       (474,000)
     Asset valuation reserve                         -               -              -            807,899         481,454
     Interest maintenance
        reserve                                  24,909          (4,092)        52,501           227,957         203,048
     Non-admitted assets                             -               -              -            265,507         431,092
     Unrealized gains (losses)
        - SFAS 115                                   -               -              -            734,686      (1,374,628)
     Capital and surplus note                        -               -              -         (1,000,000)     (1,000,000)
     Other adjustments, net                     (79,704)         81,463        (28,400)          120,805         145,809
                                                -------         -------         ------          --------        --------
           Net increase (decrease)              882,723         958,163        508,858         6,056,199       3,885,243
                                                -------         -------         ------          --------        --------
As reported on a GAAP basis              $    1,114,903       1,013,979        704,652        14,826,610      12,644,525
                                                =======         =======         ======          ========        ========

                                                                     (Continued)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                          Notes to Financial Statements





(2), Continued

        Under applicable laws and regulations, the Company is required to maintain minimum surplus as to policyholders, determined in accordance with regulatory accounting practices, in the aggregate amount of approximately $1,800,000.

        The payment of dividends by the Company is subject to the regulation of the State of Florida Department of Insurance. A dividend may be declared and paid without prior Florida Insurance Commissioner's approval if the dividend is equal to or less than the greater of: (a) 10% of the Company's surplus as to policyholder's derived from realized net operating profits on its business and net realized capital gains; or (b) the Company's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, if the Company will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend is declared and paid. As a result of such restrictions, the maximum dividend payable by the Company during 1996 without prior approval is approximately $200,000.

        The Risk-Based Capital ("RBC") for Life and/or Health Insurers Model Act (the "Model Act") was adopted by the National Association of Insurance Commissioners (NAIC) in 1992. The main purpose of the Model Act is to provide a tool for insurance regulators to evaluate the capital of insurers. Based on calculations using the appropriate NAIC formula, the Company exceeded the RBC requirements at December 31, 1995.


(3)     Investments
        ---------
        (a)    Equity Securities and Fixed Maturities
               -------------------------------
               Equity securities consist of $1,715,386 and $1,380,761 of common stock at December 31, 1995 and 1994, respectively.

               Unrealized (depreciation) appreciation in investments in equity securities for the years ended December 31, 1995 and 1994 is $406,611 and $(108,809), respectively.

                                                                     (Continued)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                          Notes to Financial Statements





(3), Continued

        (a), Continued

               The amortized cost and estimated fair values of investments in debt securities are as follows:


                                                                          Gross            Gross          Estimated
                                                   Amortized           unrealized        unrealized          fair
                                                     cost                 gains            losses           value
                                                   --------             --------          --------         --------
              December 31, 1995:
                 Held to maturity:
                   U.S. Treasury
                     securities and
                     obligations of U.S.
                     government
                     corporations and
                     agencies (guaranteed)       $      6,410,291          157,709              -          6,568,000

                   Corporate securities                 7,743,286          174,839           3,403         7,914,722

                   Special revenue and
                     special assessment
                     obligations and all
                     nonguaranteed
                     obligations of agencies
                     and authorities of
                     governments and their
                     political subdivisions             1,011,818               -                -         1,011,818
                                                         --------          -------          -------         --------
                                                       15,165,395          332,548            3,403       15,494,540
                                                         --------          -------          -------         --------
                Available for sale:
                   U.S. Treasury
                     securities and
                     obligations of U.S.
                     government
                     corporations and
                     agencies (guaranteed)             16,533,564          721,436               -        17,255,000

                   Corporate securities                 3,931,378           33,111           16,489        3,948,000

                                                                     (Continued)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                          Notes to Financial Statements




(3), Continued

        (a), Continued

                                                                          Gross            Gross          Estimated
                                                   Amortized           unrealized        unrealized          fair
                                                     cost                 gains            losses           value
                                                   --------             --------          --------         --------
                     Special revenue and
                     special assessment
                     obligations and all
                     nonguaranteed
                     obligations of agencies
                     and authorities of
                     governments and their
                     political subdivisions               612,468               -             3,372          609,096
                                                         --------          -------          -------         --------
                                                       21,077,410          754,547           19,861       21,812,096
                                                         --------          -------          -------         --------
                                                 $     36,242,805        1,087,095           23,264       37,306,636
                                                         ========          =======          =======         ========
              December 31, 1994:
                 Held to maturity:
                   U.S. Treasury
                     securities and
                     obligations of U.S.
                     government
                     corporations and
                     agencies (guaranteed)       $      2,837,876               -           45,876         2,792,000

                   Corporate securities                 7,848,160           14,550         254,757         7,607,953

                   Special revenue and
                     special assessment
                     obligations and all
                     nonguaranteed
                     obligations of agencies
                     and authorities of
                     governments and their
                     political subdivisions             2,130,301               -            55,330        2,074,971
                                                         --------          -------          -------         --------
                                                       12,816,337           14,550          355,963       12,474,924
                                                         --------          -------          -------         --------

                                                                     (Continued)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                          Notes to Financial Statements





(3), Continued

        (a), Continued


                                                                          Gross            Gross          Estimated
                                                   Amortized           unrealized        unrealized          fair
                                                     cost                 gains            losses           value
                                                   --------             --------          --------         --------
                Available for sale:
                   U.S. Treasury
                     securities and
                     obligations of U.S.
                     government
                     corporations and
                     agencies (guaranteed)             15,340,641               -         1,014,641       14,326,000
                   Corporate securities                 3,927,987           26,811          386,798        3,568,000

                     Special revenue and
                     special assessment
                     obligations and all
                     nonguaranteed
                     obligations of agencies
                     and authorities of
                     governments and their
                     political subdivisions               747,197               -                -           747,197
                                                         --------          -------          -------         --------
                                                       20,015,825           26,811        1,401,439       18,641,197
                                                         --------          -------          -------         --------
                                                 $     32,832,162           41,361        1,757,402       31,116,121
                                                         ========          =======          =======         ========

               Unrealized (depreciation) appreciation of fixed maturities for years ending December 31, 1995, 1994 and 1993 is $2,779,872,
               $(2,534,413) and $351,427, respectively.

                                                                     (Continued)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                          Notes to Financial Statements





(3), Continued

        (a), Continued

               The amortized cost and estimated fair value of fixed maturities at December 31, 1995, by contractual maturity, are summarized below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

               Fixed maturity securities held-to-maturity:

                                                                   Amortized            Estimated
                                                                     cost              fair value
                                                                   --------             --------
               Due in one year or less                       $      2,054,658           2,073,000
               Due after one year through five years                9,817,945           9,984,456
               Due after five years through ten years               2,005,709           2,150,000
                                                                     --------            --------
                                                                   13,878,312          14,207,456
               Mortgage backed securities                           1,287,083           1,287,084
                                                                     --------            --------
                                                             $     15,165,395          15,494,540
                                                                     ========            ========

               Fixed maturity securities available-for-sale:

               Due in one year or less                              2,349,434           2,350,000
               Due after one year through five years               10,047,900          10,195,000
               Due after five years through ten years               5,279,717           5,513,000
               Due after ten years                                  2,787,889           3,145,000
                                                                     --------            --------
                                                                   20,464,940          21,203,000
               Mortgage backed securities                             612,470             609,096
                                                                     --------            --------
                                                             $     21,077,410          21,812,096
                                                                     ========            ========

                                                                     (Continued)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                          Notes to Financial Statements





(3), Continued

        (a), Continued

               Proceeds from sale of equity securities and fixed maturities available for sale and related realized gains and losses are summarized as follows:

                                                                            1995              1994            1993
                                                                            ----              ----            ----
               Proceeds from sale of equity securities            $        854,339          650,294          670,758
                                                                           =======           ======          =======
               Proceeds from sale of fixed maturities
                   available for sale                             $      1,809,750               -         1,821,147
                                                                           =======           ======          =======
               Equity securities:
                   Gross realized gains                                    145,136           67,146           77,341
                   Gross realized (losses)                                (119,908)         (16,474)         (53,208)
               Fixed maturities:
                   Gross realized gains                                     55,543               -            70,483
                   Gross realized (losses)                                 (20,540)              -                -
                                                                           -------            -----          -------
                                                                  $         60,231           50,672           94,616
                                                                           =======           ======          =======

               Certain of the fixed maturity securities classified as available for sale and held to maturity were called during the year ended December 31, 1995 resulting in the following realized gains and losses:

                                                      1995            1994
                                                       ----           ----
                   Held to maturity:
                      Gross realized gains          $     6             -
                   Available for sale:
                      Gross realized gains                -         10,060
                                                         --          -----
                                                    $     6         10,060
                                                         ==          =====
     (b)       Concentrations of Credit Risk
               ------------------------
               At December 31, 1995 and 1994, the Company did not hold any unrated or less-than-investment grade corporate debt securities. The Company also invests in subsidized and nonsubsidized student loans totaling $4,403,061 and $4,837,123 at December 31, 1995 and 1994, respectively, which are guaranteed by the U.S. government. Subsequent to December 31, 1995, all of these loans were sold at their unpaid principal balance.

                                                                     (Continued)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                          Notes to Financial Statements





(3), Continued

        (c)    Investment Income
               ----------------
               Net investment income for the years ended December 31, 1995, 1994 and 1993 consists of the following:

                                                                            1995             1994             1993
                                                                            ----             ----             ----
               Interest:
                  Fixed maturities                                $      2,319,914        2,080,464        1,485,217
                  Policy and student loans                                 483,382          768,631        1,125,035
                  Short-term investments                                   333,850          176,941          174,972

               Dividends on equity securities:
                  Common stock, including mutual fund                       28,247           24,418           17,230
                                                                           -------          -------         --------
                                                                         3,165,393        3,050,454        2,802,454
               Less investment expenses                                    166,518          299,683          284,449
                                                                           -------          -------          -------
                                                                  $      2,998,875        2,750,771        2,518,005
                                                                           =======          =======          =======

       (d)     Investments on Deposit
               -------------------
               In order to comply with statutory regulations, investments were on deposit with the Insurance Departments of certain states as follows:

                                                1995                  1994
                                                ----                  ----
               Florida                 $     1,735,900             1,744,017
               Alabama                         100,000               100,000
               South Carolina                  304,696               305,356
               Georgia                         251,193               250,000
                                               -------               -------
                                             2,391,789             2,399,373
                                               =======               =======
               Certain of these assets, totaling approximately $650,000 for each of the years ended December 31, 1995 and 1994, are restricted for the future benefit of policyholders in a particular state.

                                                                     (Continued)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                          Notes to Financial Statements





(4)     Deferred Policy Acquisition Costs
        ---------------------------
        Deferred policy acquisition costs at December 31, 1995, 1994 and 1993 consist of the following:

                                                                          1995             1994              1993
                                                                          ----             ----              ----
       Deferred policy acquisition costs at beginning
           of year                                              $      20,104,624       18,279,497        18,126,696

       Policy acquisition costs deferred:
           Commissions                                                  1,418,644        2,200,505         3,423,146
           Underwriting and issue costs                                   805,794        1,060,192         1,020,134
           Other                                                          554,955          706,558           926,392
           SFAS 115                                                    (1,669,164)       1,100,578                -
                                                                         --------         --------          --------
                                                                        1,110,229        5,067,833         5,369,672
       Amortization of deferred policy acquisitions
           costs                                                       (3,069,742)      (3,242,706)       (5,216,871)
                                                                         --------         --------          --------
       Deferred policy acquisition costs at end of year         $      18,145,111       20,104,624        18,279,497
                                                                         ========         ========          ========

(5)     Property and Equipment
        -------------------
        Property and equipment at December 31, 1995 and 1994 consists of the following:

                                                        1995             1994
                                                        ----             ----
           Land                              $        982,027          982,027
           Building and improvements                2,152,203        2,049,150
           Furniture and equipment                  1,013,268        1,025,436
                                                      -------          -------
                                                    4,147,498        4,056,613
           Less accumulated depreciation            1,270,317        1,232,443
                                                      -------          -------
                                             $      2,877,181        2,824,170
                                                      =======          =======

        Depreciation expense for the years ended December 31, 1995, 1994 and 1993 totaled $150,213, $148,355 and $163,400, respectively.

                                                                     (Continued)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                          Notes to Financial Statements





(6)     Future Policy Benefits
        ------------------
        At December 31, 1995 and 1994, future policy benefits, exclusive of universal life and flexible term annuities, consist of the following:

                                                         1995            1994
                                                         ----            ----
           Life insurance                      $      746,477          701,498
           Annuities                                  296,242          332,490
           Accident and health insurance                7,779            7,657
                                                      -------          -------
           Total life insurance policies       $    1,050,498        1,041,645
                                                      =======          =======
        Life insurance in-force aggregated approximately $1.3 billion and $1.5 billion at December 31, 1995 and 1994, respectively.

        Mortality and withdrawal assumptions are based upon the Company's experience and actuarial judgment with an allowance for possible unfavorable deviations from the expected experience.

        The  mortality  table  used  in  calculating   benefit  reserves  is the
        1965-1970 Basic Select and Ultimate for males.

        For non-universal life policies written during 1983 through 1988, interest rates used are 8.0 percent for policy years one through five, decreasing by .1 percent per year for policy years six through twenty, to 6.5 percent for policy years twenty-one and thereafter. For non-universal life policies written in 1982 and prior, interest rates vary, depending on policy type, from 7 percent for all policy years to 6 percent for policy years one through five and 5 percent for years six and thereafter. For universal life policies written since 1988, the interest rate used is a credited rate based upon the Company's investment yield plus 1 percent.


(7)     Reinsurance
        ----------
        The Company routinely cedes and, to a limited extent, assumes reinsurance to limit its exposure to loss on any single insured. Ceded insurance is treated as a risk and liability of the assuming companies. As of December 31, 1995, ordinary insurance coverage in excess of $75,000 is reinsured; however, for some policies previously issued, the first $30,000, $40,000 or $50,000 was retained and the excess ceded. The retention limit for some substandard risks is less than $75,000. Reinsured risks would give rise to liability to the Company only in the event that the reinsuring company might be unable to meet its obligations under the reinsurance agreement in force, as the Company remains primarily liable for such obligations. Under these contracts, the Company has ceded premium of $525,662, $585,957 and $510,469 included in reinsurance ceded, and received recoveries of $204,171, $514,868 and $405,293 included in annuity, death and other benefits for the years ended December 31, 1995, 1994 and 1993, respectively.

                                                                     (Continued)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                          Notes to Financial Statements





(7),    Continued

        On December 31, 1992, the Company entered into a reinsurance agreement ceding an 18% share of all universal life policies in force at December 31, 1992 as a measure to manage the future needs of the Company. The reinsurance agreement is a co-insurance treaty entitling the assuming company to 18% of all future premiums, while making the ceding company responsible for 18% of all future claims and policyholder loans relating to the ceded policies. In addition, the Company receives certain commission and expense reimbursements. Assets with a market value approximating the balance of policyholders' account balances less policy loans, on a statutory basis, ceded to the reinsurer are held in trust for benefit of the Company. The market value of those assets was $6,702,079 at December 31, 1995.

        As of December 31, 1992, the Company ceded premiums of $5,240,058, equal to the 18% of net statutory reserves ceded on the effective date of the contract. In return, the Company received a commission and expense allowance of $2,497,370. The economic gain on the reinsurance transaction amounted to approximately $1,600,000, however, management deferred approximately $1,000,000 of the gain against deferred acquisition costs as a provision for the recoverability of such costs. Based upon management's and actuarial evaluation of such costs, approximately $200,000, $500,000 and $300,000 of the amount deferred was amortized against deferred acquisition costs during 1995, 1994 and 1993, respectively.

        For the years ended December 31, 1995 and 1994, the Company ceded premiums of $675,770 and $758,956, included in reinsurance ceded, and received recoveries of $459,090 and $386,509, included in annuity, death and other benefits, respectively. The funds held in reinsurance treaties with reinsurer of $977,416 and $700,701 represent the 18% share of policy loans ceded to the reinsurer at December 31, 1995 and 1994, respectively.


(8)     Notes  Payable
        -----------
        The note payable of $1,400,553 and $891,823 at December 31, 1995 and 1994, respectively, secured by student loans equaling 115% of the unpaid principal balance, relates to advances under a $10,000,000 line of credit ($8,599,447 available to be drawn at December 31, 1995). The note bears interest at a variable rate, 6% at December 31, 1995 and matures on August 19, 1996.

        Interest expense relating to these notes payable during the three years ended December 31, 1995, 1994 and 1993 totaled $26,240, $60,864 and
        $73,924, respectively and is included in net investment income.

                                                                     (Continued)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                          Notes to Financial Statements





(9)     Note Payable to Related Party
        ------------------------
        Note payable to related party consists of amounts due on demand to Consolidare Enterprises, Inc., the Company's majority shareholder. The note proceeds were obtained in December, 1988 and the note qualifies as shareholders' equity for statutory accounting purposes in accordance with Section 628.401 of the Florida Statutes. At December 31, 1995, the note bears interest at 9.0% percent (payable monthly); principal repayment is contingent upon the Company maintaining statutory surplus in excess of $1,750,000 and approval in advance by the Florida Department of Insurance. Interest expense relating to the balance of note payable to related party during 1995, 1994 and 1993 aggregated $90,000, $90,000 and $90,000, respectively.


(10)    Income Taxes
        -----------
        As discussed in note 1(j), the Company adopted Statement 109 in 1992 and has applied the provisions of Statement 109 retroactively to January 1, 1991.

        Income taxes for the years ended December 31, 1995, 1994 and 1993 is summarized as follows:

                                    1995              1994              1993
                                    ----              ----              ----
              Current:
                 Federal    $     370,800            100,000          129,000
                 State             10,200                 -            14,000
                                   ------             ------           ------
                                  381,000            100,000          143,000
                                   ------             ------           ------
              Deferred:
                 Federal         (188,700)           387,000         (128,000)
                 State            (32,300)            43,000          (14,000)
                                   ------             ------           ------
                                 (221,000)           430,000         (142,000)
                                   ------             ------           ------
                            $     160,000            530,000            1,000
                                   ======             ======           ======

                                                                     (Continued)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                          Notes to Financial Statements





(10), Continued

        Income tax expense for the years ended December 31, 1995, 1994 and 1993 differs from "expected" tax (computed by applying the U.S. federal income tax rate of 35% in 1995 and 1994 and 34% in 1993 to pretax income) as a result of the following:

                                                                                1995         1994             1993
                                                                                ----         ----             ----
         Computed "expected" tax expense                                $     446,200       541,000         240,000
         Increase (reduction) in income taxes resulting from:
            Small life insurance company deduction                           (340,200)      (83,000)       (252,100)
            Changes in the valuation allowance for
                deferred tax assets, allocated to income
                tax expense                                                    62,600        14,000          49,000
            (Over) under  accrual of prior year expense                        11,000        29,000         (37,000)
            State taxes, net of federal income tax benefit                    (14,600)       28,000              -
            Other, net                                                         (5,000)        1,000           1,100
                                                                               ------        ------          ------
                                                                        $     160,000       530,000           1,000
                                                                               ======        ======          ======

        Under tax laws in effect prior to 1984, a portion of a life insurance company's gain from operations was not currently taxed but was accumulated in a memorandum "Policyholders' Surplus Account." As a result of the Tax Reform Act of 1984, the balance of the Policyholders' Surplus Account has been frozen as of December 31, 1983 and no additional amounts will be accumulated in this account. However, distributions from the account will continue to be taxed, as under previous law, if any of the following conditions occur:

        (a)    The Policyholders' Surplus exceeds a prescribed maximum; or

        (b)    Distributions,   other  than  stock   dividends,   are   made  to
               shareholders in excess of Shareholders' surplus, as defined by prior law; or

        (c) The entity ceases to qualify for taxation as a life insurance company.

        At December 31, 1995, the balance of the Policyholders' Surplus account aggregated approximately $236,000. The Company has not recorded deferred income taxes totaling approximately $80,000 relating to this amount as it has no plan to distribute the amounts in Policyholders' Surplus in the foreseeable future.

                                                                     (Continued)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                          Notes to Financial Statements





(10), Continued

        The Tax Reform Act of 1986 enacted a new separate parallel tax system referred to as the Alternative Minimum Tax (AMT) system. AMT is based on a flat rate applied to a broader tax base. It is calculated separately from the regular Federal income tax and the higher of the two taxes is paid. The excess of the AMT over regular tax is a tax credit, which can be carried forward indefinitely to reduce regular tax liabilities of future years. In 1995, 1994 and 1993, AMT exceeded regular tax by $62,600, $14,000 and $49,000, respectively. At December 31, 1995, the
        AMT tax credit available to reduce future regular tax totaled $333,600.

        The  principal   elements  of  deferred  income  taxes  consist  of  the
        following:

                                                                        1995               1994               1993
                                                                        ----               ----               ----
        Deferred policy acquisition costs                        $    (783,300)           627,000           (131,000)
        Future policy benefits                                         305,300            (42,000)           (11,000)
        Differences in bases in investments                            299,500           (197,000)            (9,000)
        Other                                                          (42,500)            42,000              9,000
                                                                        ------             ------             ------
                                                                 $    (221,000)           430,000           (142,000)
                                                                        ======             ======             ======

        The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below:

                                                                                          1995              1994
                                                                                          ----              ----
        Deferred tax assets:
           Unearned premiums, due to deferral of "front-end"
               fee for financial reporting purposes                                $    3,431,100         3,920,000
           Policy liabilities and accruals, principally due to
               adjustments to reserves for tax purposes                                 1,984,000         1,800,000
           Other                                                                           39,200            19,000
           Investments                                                                         -            518,000
           Alternative minimum tax credit carryforwards                                   333,600           271,000
                                                                                          -------           -------
                    Total gross deferred tax assets                                     5,787,900         6,528,000
           Less valuation allowance                                                      (333,600)         (271,000)
                                                                                          -------           -------
                    Net deferred tax assets                                             5,454,300         6,257,000
                                                                                          -------           -------

                                                                     (Continued)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                          Notes to Financial Statements





(10), Continued

                                                                                           1995              1994
                                                                                           ----              ----
        Deferred tax liabilities:
           Deferred acquisition costs, principally due to
               deferrals for financial reporting purposes                              (5,862,500)       (6,646,000)
           Other                                                                          (62,800)          (85,000)
           Investments                                                                   (434,000)               -
                                                                                          -------           -------
                    Total gross deferred tax liabilities                               (6,359,300)       (6,731,000)
                                                                                          -------           -------
                    Net deferred tax liability                                     $     (905,000)         (474,000)
                                                                                          =======          ========

        The net change in the total valuation allowance for the years ended December 31, 1995, 1994, and 1993 was an increase of $62,600, $14,000 and $49,000, respectively.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1995.


(11)    Related Party Transactions
        ---------------------
        The Company's general agent, Insuradyne Corporation, is a wholly-owned subsidiary of Consolidare Enterprise, Inc., which owns approximately fifty-nine percent (59%) of the Company's outstanding stock. The balances due (to) from affiliated insurance agency reflected in the accompanying balance sheets principally represent unearned commission advances paid to Insuradyne. The Company incurred commission expense to Insuradyne aggregating $422,121, $582,059 and $910,936, in 1995, 1994 and 1993, respectively. These amounts are included as components of acquisition costs deferred and related amortization. Insuradyne incurred insurance-related expenses aggregating $35,271, $192,332 and $230,478 in 1995, 1994 and 1993, respectively.

                                                                     (Continued)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                          Notes to Financial Statements





(12)    Agents' Incentive Stock Bonus Plan
        -----------------------------
        The Company had an incentive bonus plan for agents that was adopted in 1983 and effective through December 31, 1990. Bonuses granted under the plan were vesting over a five year period commencing on the fifth anniversary date of the award. Once vested, the agent had the option to receive the bonus in cash or shares of common stock. The number of shares of common stock was determined on the date of the award as the number of whole shares equal to the award based on the applicable stock price on that date.

        The first awards granted became fully vested during April, 1993. On November 17, 1993, the Board of Directors approved an amendment to the plan to provide an early payment option. The agents were given an increased award in exchange for settling the awards early. During 1994, a total award was distributed in the form of 63,295 shares of common stock, totaling $125,000 and cash of $3,336.


(13)    Disclosures About Fair Value of Financial Instruments
        -------------------------------------------
        Statement of Financial Accounting Standards No. 107 Disclosures About Fair Value of Financial Instruments (SFAS 107) requires the Company to disclose estimated fair value information. The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

        Cash and cash equivalents, short-term investments and policy and student loans: The carrying amount reported in the balance sheet for these instruments approximate their fair value.

        Investment securities available-for-sale and held-to-maturity: Fair value for fixed maturity and equity securities is based on quoted market prices at the reporting date for those or similar investments.

                                                                     (Continued)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                          Notes to Financial Statements






(13), Continued

        The following table presents the carrying amounts and estimated fair values of financial instruments held at December 31, 1995 and 1994. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                            1995                                 1994
                                              ----------------------------------       -----------------------------
                                               Carrying           Estimated            Carrying        Estimated
                                                 amount           fair value            amount         fair value
                                                -------           --------             -------         --------
        Financial assets:
          Fixed maturities held to
              maturity (see note 3)            $     15,165,395       15,494,540   $     12,816,337       12,474,924
          Fixed maturities available
              for sale (see note 3)                  21,812,096       21,812,096         18,641,197       18,641,197
          Equity securities available
              for sale                                1,715,386        1,715,386          1,380,761        1,380,761
          Policy and student loans                    9,971,653        9,971,653          8,866,968        8,866,968
          Short-term investments                      1,499,100        1,499,100          1,875,758        1,875,758
          Cash and cash equivalents                     406,752          406,752            638,079          638,079

        Financial liabilities:
           Policy liabilities-
              policyholders' account
              balances                               50,624,276       50,624,276         47,618,490       47,618,490


(14)    Legal Proceedings
        ---------------
        Lawsuits against the Company have arisen in the normal course of the Company's business. However, contingent liabilities arising from litigation and other matters are not considered material in relation to the financial position of the Company.

        To the best of the Company's knowledge, it has no potential or pending contingent liabilities that might be material to the Company's financial condition, results of operations or liquidity pursuant to product and environmental liabilities.

                                                                      Schedule I


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

        Summary of Investments Other Than Investments in Related Parties

                                December 31, 1995


                                                 Number of shares or units-
                                                   principal amounts of                                     Amount at which shown
     Type of investment                               bonds or notes              Cost           Value      in the balance sheet
     __________________                          __________________________       ____           _____      _____________________
Fixed maturities held for investment:
     U.S. Government and government agencies
        and authorities                                      6,400            $ 6,410,291      6,568,000
     Public utilities                                          500                512,092        550,000
     Industrial and miscellaneous                            7,250              7,231,194      7,364,722
     Special revenue and special assessment of
        agencies and authorities of governments
        and political subdivisions                           1,000              1,011,818      1,011,818
                                                             _____               ________       ________        ________
               Total fixed maturities                       15,150             15,165,395     15,494,540      15,165,395
                                                             _____               ________       ________        ________
Fixed maturities available for sale:
     U.S. Government and government agencies
        and authorities                                     16,400             16,533,564     17,255,000
     Public utilities                                        1,290              1,293,685      1,290,000
     Industrial and miscellaneous                            2,650              2,637,693      2,658,000
     Special revenue and special assessment of
        agencies and authorities of governments
        and political subdivisions                             618                612,468        609,096
                                                             _____               ________       ________        ________
                                                            20,958             21,077,410     21,812,096      21,812,096
                                                             _____               ________       ________        ________
               Total fixed maturities                       36,108             36,242,805     37,306,636      36,977,491
                                                             =====               ________       ========        ________
Equity securities:
     Common, including investments in mutual
        fund                                                30,249              1,297,041      1,715,386       1,715,386
                                                             =====               ________       ========        ________
Policy loans                                                                    5,568,592                      5,568,592
                                                                                 ________                       ________
Student loans                                                                   4,403,061                      4,403,061
                                                                                 ________                       ________
Short-term investments                                                          1,499,100                      1,499,100
                                                                                 ________                       ________
Other invested assets                                                              22,578                         22,578
                                                                                 ________                       ________
               Total investments                                              $49,033,177                     50,186,208
                                                                                 ========                       ========

See accompanying auditors' report.

                                                                    Schedule III


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                       Supplementary Insurance Information

                        December 31, 1995, 1994 and 1993







                        Future policy                           Other                            Benefits  Amortization
            Deferred       benefits,    Policy-                 policy                            claims    of deferred
              policy    losses claims   holders'              claims and               Net      losses and     policy     Other
           acquisition     and loss     account     Unearned  benefits     Premium  investment  settlement  acquisition  operating
                cost       expenses     balances    premiums   payable     revenue    income     expenses      costs     expenses
            __________  ____________   ________    _________  __________   ________ __________  __________  ___________  ________
1995 Life
   and
annuities  $18,145,111     1,050,498  50,624,276   9,116,890    191,955   8,158,937  2,998,875   4,048,125    3,069,742  2,735,280
              ========       =======    ========    ========     ======    ========    =======     =======      =======    =======
1994 Life
   and
annuities  $20,104,624     1,041,645  47,618,490  10,416,064    297,376   9,299,789  2,750,771   4,048,221    3,242,706  3,186,386
              ========       =======    ========    ========     ======    ========    =======     =======      =======    =======
1993 Life
   and
annuities  $18,279,497     1,094,408  42,541,677  10,365,963    647,876  10,738,921  2,518,005   4,568,467    5,216,871  2,814,921
              ========       =======    ========    ========     ======    ========    =======     =======      =======    =======



  (a)Amounts for reinsurance ceded included in the December 31, 1991 balances have not been reclassified out of future policy benefits and policyholders' account balance at December 31, 1993 to reflect the adoption of SFAS No. 113.




See accompanying auditors' report.

                                                                     Schedule IV



                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                  Reinsurance

                        December 31, 1995, 1994 and 1993




                                                                                                                   Percentage
                                                        Ceded to           Assumed                                  of amount
                                                         other           from other                                  assumed
                                   Gross amount        companies          companies            Net amount             to net
                                   ____________        _________          _________            __________          _________
December 31, 1995:
   Life insurance in force      $ 1,298,205,000      448,382,000        507,552,000         1,357,375,000               37%
                                    ===========        =========          =========            ==========               ==
   Premiums:
      Life insurance                  8,829,072        1,201,432            529,912             8,157,552                6
      Accident and health
         insurance                        1,385               --                 --                 1,385                -
                                    ___________       __________         __________           ___________               __
         Total premiums         $     8,830,457        1,201,432            529,912             8,158,937                6%
                                    ===========        =========          =========            ==========               ==
December 31, 1994:
   Life insurance in force      $ 1,469,154,000      502,185,000        531,502,000         1,498,471,000               35%
                                    ===========        =========          =========            ==========               ==
   Premiums:
      Life insurance                 10,047,808        1,344,907            595,260             9,298,161                6%
      Accident and health
         insurance                        1,628               --                 --                 1,628                -
                                    ___________       __________         __________           ___________               __
         Total premiums         $    10,049,436        1,344,907            595,260             9,299,789                6%
                                    ===========        =========          =========            ==========               ==


                                                                     Schedule IV
                                                                     Page 2 of 2


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                   Reinsurance

                        December 31, 1995, 1994 and 1993

                                                        Ceded to           Assumed                                  of amount
                                                         other           from other                                  assumed
                                   Gross amount        companies          companies            Net amount             to net
                                   ____________        _________          _________            __________          _________
December 31, 1993:
   Life insurance in force      $ 1,616,159,000      535,217,000         564,828,000        1,645,770,000               34%
                                    ===========        =========           =========           ==========               ==
   Premiums:
      Life insurance                 11,751,283        1,529,385             515,255           10,737,153                5
      Accident and health
         insurance                        1,768               --                 --                 1,768                -
                                    ___________       __________          __________          ___________               __
         Total premiums         $    11,753,051        1,529,385             515,255           10,738,921                5%
                                    ===========        =========           =========           ==========               ==


See accompanying auditors' report.

Item 9.  Change in and disagreements on Accounting and Financial
Disclosure.

                                 Not applicable

                                    PART III

Item 10.  Directors and Executive Officers of the Company.

(a) Directors. The following table lists the names and ages of all directors of the Company at December 31, 1995, states the date when service as a director of the Company began, and lists all other positions or offices with the Company presently held by each such person.

                                            Director                Other Positions &
Name                             Age         Since                  Offices with Company
Samuel F. Brewer                 60         May, 1978               Member, Audit Committee

A. Thomas Frank                  71         June, 1986              Member, Executive Committee

Frank A. Hulet                   76         May 1978                Chairman, Audit Committee

C. Wesley Johnson                76         May, 1978

Lewis E. Kassis                  83         Jan., 1981

Robert L. Martin                 54         June, 1979              Member, Audit Committee

Charles W. Mullenix              79         April, 1979             Member, Executive Committee

George Pihakis                   70         May, 1978               President & Chief Executive
                                                                    Officer, Member, Executive
                                                                    Committee

Ferris Ritchey, Jr.              66         April, 1978             Chairman of the Board, Chairman
                                                                    Executive Committee

David C. Thompson                58         April, 1978             Executive Vice President & Chief
                                                                    Operating Officer, Secretary,
                                                                    Treasurer

Ferd F. Weil, Sr.                85         April, 1978             Member, Executive Committee

Lloyd C. Zobrist                 68         May, 1978               Member, Executive Committee

     All Directors serve until the next Annual Meeting of Share holders and until their respective successors are duly elected and qualified. All of the Directors named in the table above are stock- holders of Consolidare Enterprises, Inc., which purchased effective control of the Company on May 3, 1978. Except for such affiliation with Consolidare Enterprises, Inc., there exists no arrangement or understanding between any Director and any other person or persons pursuant to which any of such Directors were selected as Directors of the Company.

(b) Executive Officers. The following table lists the names and ages of the executive officers of the Company, the positions with the Company presently held by each such officer, and the period during which each has served as such:
Position Commencement Name Age Held of Service

                                      Position                                  Commencement
Name                          Age       Held                                     of Service
George Pihakis                70      President & Chief Executive                June, 1979
                                      Officer; Director

David C. Thompson             57      Executive Vice President and               April, 1978
                                      Chief Operating Officer;
                                      Treasurer; Secretary; Director

Terri Seamon                  41      Vice President; Controller                 July, 1992

Nikki Clark                   48      Vice President; Director of                July, 1992
                                      Financial Services

Steve Reck                    54      Vice President; Chief Actuary              July, 1995

     The Company has an executive compensation agreement with George Pihakis, President and Chief Executive Officer of the Company. The term of the agreement is automatically extended each year for an additional five year period unless either party gives notice of termination. The agreement provides for annual increases in Mr. Pihakis' compensation in such amounts as shall be determined by the Board of Directors.

     At a meeting of the Company's Board of Directors in January of 1993, the base compensation payable to Mr. Pihakis under the agreement was raised to $244,800.

     Except as set forth herein, the officers of the Company have no definite terms of office as such; they serve at the pleasure of the Board of Directors. The Board of Directors customarily elects officers annually.

(c) Business Experience of Officers and Directors. The following is a brief account of the business experience of each executive officer and Director of the Company during the past five years or more:

     Samuel F. Brewer - Since July of 1990, Mr. Brewer has been the owner of Brewer Development Corporation, Inc., a food service company. From 1976 to present, Mr. Brewer has been owner and President of Brewer-Costin Inc. Insurance. From 1983 to 1989, Mr. Brewer served as the State Executive Director of the Georgia office of the Agricultural Stabilization and Conservation Services of the U.S. Department of Agriculture. Mr. Brewer is the brother-in-law of Ferris S. Ritchey, Jr., a director of the Company.

     Nikki Clark - Ms. Clark has been employed by the Company since 1988. Since her employment by the Company, her duties have included responsibility for policyholder services, data processing services, agent advances and commissions, agent licensing matters and record keeping. In July of 1992, Ms. Clark was elected to the office of Vice President and Director of Financial Services for the Company. Ms. Clark is the daughter of Mr. George Pihakis, the President and Chief Executive Officer of the Company.

     A. Thomas Frank - Mr. Frank was the Chairman of the Board and the President of Medidentic, Inc., a financial consulting firm for physicians, from 1959 - 1989. Mr. Frank retired from this position in 1989.

     Frank A. Hulet - Mr. Hulet served as a consultant to Food-Mills, Inc. d/b/a Jayhawk Manufacturing Company, a manufacturer of food processing machinery located in Hutchinson, Kansas until he retired in 1992. From 1977 to 1983, Mr. Hulet served as Secretary/ Treasurer and General Manager of Jayhawk Manufacturing Company.

     C. Wesley Johnson - For more than five years, Mr. Johnson had been manager of the Sacramento Field Office of the Fort Worth Division of General Dynamics Corporation, a diversified aerospace company. Mr. Johnson retired from this position in 1984.

     Lewis E. Kassis - Mr. Kassis has for many years been the Chairman of the Board and part owner of Wholesale Cash & Carry (Grocers), Sacramento, California. He is also a partner of Kassis Enterprises, Country Club Lanes, Kassis Wholesale Co. and an officer of Kassis Building Co.

     Robert L. Martin - Mr. Martin is a rancher and cattlebroker. He is the owner of Robert Lee Martin Ranch and a partner in I. L. Martin Ranch, both of which are located in Jacksboro, Texas.

     Charles W. Mullenix - Dr. Mullenix is an ophthalmologist who has served for more than five years as President of Charles W. Mullenix and Richard B. O'Grady,
S. C., Ophthalmologists, Glenview, Illinois.

     George Pihakis - Mr. Pihakis has served as President and Chief Executive Officer of the Company since June of 1978. He is also the President of Insuradyne Corporation. Mr. Pihakis is the father of Ms. Nikki Clark, a Vice President and the Director of Financial Services for the Company.

     Stephen L. Reck - Mr. Reck has been an FSA, Fellow of the Society of Actuaries, since 1972. He has been with Southern Security since 1993 serving as the Chief Actuary. His primary responsibility has been developing new products as the Company expands their marketing to other distribution outlets. Prior to joining Southern Security he was the President of Coastal States Life Insurance Company.

     Ferris S. Ritchey, Jr. - Mr. Ritchey, an attorney, is the senior partner in the law firm of Ritchey & Ritchey, P. A., a position which he has occupied for more than five years. He is an officer of Bowlo-Mac, Inc., Super Bowl, Inc., Stonehenge, Inc., Vestavia Bowl, Inc., and P.R. Leasing Co., Inc. Mr. Ritchey is the brother-in-law of Samuel F. Brewer, a Director of the Company.

     Terri Seamon - Ms. Seamon has been an employee of the Company since August of 1985. Since her employment by the Company her duties have included chief accountant and controller. In July of 1992 Ms. Seamon was elected to the office of Vice President and Controller of the Company.

     David C. Thompson - Since April of 1978, Mr. Thompson has served as Executive Vice President and Chief Operating Officer and Treasurer of the Company. Since 1982, Mr. Thompson has served as Secretary of the Company. He also serves as Vice President of Consolidare Enterprises and is Vice President and Treasurer of Insuradyne Corporation. He is also the President of and a stock- holder in BBQ Rib Ranch, Inc. Mr. Thompson is a certified public accountant.

     Ferd F. Weil, Sr. - Since April of 1990, Mr. Weil has served as a marketing consultant to Compass Bank, Birmingham, Alabama. From 1969 until April of 1990, Mr. Weil was a marketing consultant to the National Bank of Commerce, Birmingham, Alabama. Since 1978, Mr. Weil has served as President and Treasurer of Consolidare Enterprises, Inc., the Company's parent.

     Lloyd C. Zobrist - Mr. Zobrist is a retired general contractor and real estate developer from Morton, Illinois. He is a partner in Zobrist Development Co., WRCL, Co., and Cross Creek Development Company and is Secretary/Treasurer of N. Zobrist & Sons, Inc.

     Except as otherwise noted above, no family relationships exist between any of the Directors or executive officers of the Company.

     No officer or Director of the Company presently holds a directorship in any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act or subject to the requirements of Section 15(d) of the Securities Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

     No person named as an officer or Director of the Company has, during the past five years, filed a petition under the Bankruptcy Code, been convicted of a crime, or been enjoined from participating in activities related to securities or engaging in any type of business practice. Neither has any such person been the subject of any order suspending his right to engage in any securities related activity or finding any person so named to have violated any Federal or state securities laws.

     (d) Compliance with Section 16(a) of the Exchange Act. The Company has no class of securities registered pursuant to Section 12 of the Exchange Act.


Item 11.  Executive Compensation.

     (a) Summary Compensation. The following summary compensation table is provided with respect to the Company's Chief Executive Officer and its Executive Vice President, who constitute all of the executive officers of the Company whose total annual salary and bonus exceed $100,000:

                                                      SUMMARY COMPENSATION TABLE

                                                                                         Long Term Compensation

                                          Annual Compensation                      Awards         Awards        Payouts

   (a)                  (b)       (c)              (d)           (e)                (f)            (g)          (h)         (i)
                                                                Other                            Securities              All other
Name and                                                        Annual           Restricted      Underlying    LTIP        Compen-
Principal                                                    Compensation        Stock Awards    Options/     Payouts      sation
Position               Year     Salary ($)      Bonus ($)         ($)               ($)          SARs(#)        ($)         ($)

President
and Chief
Executive
Officer

George Pihakis         1995      $247,976          $0.00        $9,574(1)            $0.00        N/A            N/A          N/A

George Pihakis         1994      $244,800          $0.00        $8,624(1)            $0.00        N/A            N/A          N/A

George Pihakis         1993      $242,400          $0.00        $9,330(1)            $0.00        N/A            N/A          N/A



Executive Vice
President

David C. Thompson      1995     $114,634           $0.00       $11,770(2)            $0.00       N/A            N/A           N/A

David C. Thompson      1994     $114,300           $0.00       $10,700(2)            $0.00       N/A            N/A           N/A

David C. Thompson      1993     $111,900           $0.00       $10,950(2)            $0.00       N/A            N/A           N/A


     (1) During 1995 this amount included $4,800 paid in the form of a Director's fee, $250 paid in the form of an Executive Committee Fee, $4,524 paid in the form of a car allowance. During 1994 this amount included $3,600 paid in the form of a Director's fee, $500 paid in the form of an Executive Committee Fee, and $4,524 paid in the form of a car allowance. During 1993 this amount included $3,600 paid in the form of a Director's fee, $750 paid in the form of an Executive Committee Fee, $4,980 paid in the form of a car allowance.

     (2)  During 1995 this amount included $4,800 paid in the form of a

          Director's Fee, $250 paid in the form of an Executive Committee Fee, $6,000 paid in the form of a car allowance, and $720 paid in the form of dues at a social club used exclusively for business purposes. During 1994 this amount included $3,600 paid in the form of a Director's fee, $500 paid in the form of an Executive Committee fee, $6,000 paid in the form of a car allowance and $600 paid in the form of dues at a social club used exclusively for business purposes. During 1993 this amount included $3,600 paid in the form of a Director's fee, $750 paid in the form of an Executive Committee fee, $6,000 paid in the form of a car allowance and $600 paid in the form of dues at a social club used exclusively for business purposes.

     (b) Perquisites. Executive officers of the Company who are employees of the Company are covered under a group life, group disability, and hospitalization plan that does not discriminate in favor of officers and that is generally available to all salaried employees. The Company does not have a pension, retirement or other deferred compensation plan, or any other similar arrangement.

     (c) Director's Fees and Other Fees. Directors of the Company receive a Director's fee of $4,800 per year for serving as Directors of the Company. Directors of the Company also receive the sum of $250 each for each committee meeting attended, if such committee meeting is not in conjunction with a meeting of the Company's Board of Directors held at the same time and place.

     (d) Employment Contracts. The Company has an executive compensation agreement with George Pihakis, President and Chief Executive Officer of the Company. The term of the agreement is automatically extended each year for an additional five year period unless either party gives notice of termination. The agreement provides for annual increases in Mr. Pihakis' compensation in such amounts as shall be determined by the Board of Directors. The base compensation payable to Mr. Pihakis under the agreement is $244,800.

     (e) Compensation Committee Interlocks and Insider Participation. The Executive Committee of the Company's Board of Directors makes recommendation to the Board of Directors concerning the compensation of the Company's executive officers. Subsequently, the Board of Directors makes all final decisions concerning such compensation. The Company's Executive Committee consists of Charles W. Mullenix, Ferris S. Ritchey, Jr., A. Thomas Frank, Ferd F. Weil, Lloyd C. Zobrist and George Pihakis, President and Chief Executive Officer.

     (f) Board Compensation Committee Report on Executive Compensation. In determining what level and type of compensation was made available to the Company's executive officers during 1995, the Executive Committee and Board of Directors considered the over- all performance of the Company and each officer's contribution to that performance. Specifically, in determining the compensation of Mr. Pihakis, the Company's President and Chief Executive Officer, the Executive Committee and Board of Directors considered his length of employment with the Company, his experience in the industry, the financial condition of the Company, payments received by other executive officers holding similar positions and performing similar duties, and other subjective criteria.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a) The following table sets forth, as of December 31, 1995, information with respect to the only persons known by the Company to be the beneficial owner of more than 5% of the Company's outstanding voting securities:

                                                                     Number of Shares
Title                                                                 and Nature of
 of               Name and Address of                                    Beneficial               Percent
Class             Beneficial Owner                                        Ownership              of Class
Common            Consolidare Enterprises, Inc                            1,090,496                 57%
Shares            c/o Southern Security Life                                Direct
                   Insurance Company
                  755 Rinehart Road
                  Lake Mary, FL 32746

Common            Capital Indemnity Corp.,                                  142,872                 7.5%
Shares            George A. Fait                                            Direct
                  4610 University Ave, Madison, WI

     Executive officers and directors of the Company are shareholders of Consolidare Enterprises, Inc., which was the owner of approximately 57% of the Company's voting securities at December 31, 1995. At December 31, 1995, approximately 62.8% of the issued and outstanding common shares of Consolidare Enterprises, Inc. was owned by directors and executive officers of Company. The following table sets forth information as to the common shares of Company's parent, Consolidare Enterprises, Inc., beneficially owned by all directors and executive officers of the Company at December 31, 1995.

Name                            Number of Shares              Percent of Class

Samuel F. Brewer                    95,966                         2.84%

A. Thomas Frank(1)                  75,640                         2.24%

Frank A. Hulet(2)                  129,180                         3.82%

C. Wesley Johnson(3)               109,999                         3.25%

Lewis Kassis(4)                    280,152                         8.29%

Robert L. Martin(5)                135,987                         4.02%

Charles W. Mullenix(6)             315,548                         9.33%

George Pihakis(7)                  167,446                         4.95%

Ferris S. Ritchey, Jr.             326,870                         9.67%


Name                            Number of Shares              Percent of Class

David C. Thompson(8)                69,043                         2.04%

Ferd F. Weil, Sr.(9)               262,205                         7.76%

Lloyd C. Zobrist(10)               153,550                         4.54%

All Directors &
 Officers                        2,121,586                         62.8%

(1) Includes 70,645 shares registered in the name of Margaret Jeanne Frank, his wife.

(2)  Shares registered in the name of Frank and Virginia Hulet.

(3)  Shares registered in the name of Johnson Family Revocable Trust.

(4)  Shares registered in the name of Lewis and Helen Kassis Trust.

(5)  Shares attributed to Mr. Martin are registered in the name of his children.

(6) 240,000 shares attributed to Mr. Mullenix are registered to the Mullenix Family Partnership. 75,548 shares are registered in the name of Mr. Mullenix and his wife, Mary Jane Mullenix.

(7) Shares attributed to Mr. Pihakis are registered in the name of his wife, Dolores Pihakis. Mr. Pihakis disclaims any beneficial ownership of such shares.

(8)  Shares registered in the name of David C. and Patricia M. Thompson.

(9)  Shares registered in the name of Ferd and Helen Weil, Sr.

(10) 141,799 Shares registered in the name of WRCL Company, of which Mr. Zobrist is a principal, and 11,751 shares are registered to Lloyd C. Zobrist, individually.

     In addition to common stock, Consolidare Enterprises, Inc. has outstanding one additional class of securities, 14.25% Convertible Subordinated Debentures which are convertible into common shares of Consolidare.

Item 13.  Certain Relationships and Related Transactions.

     Insuradyne Corporation, a wholly-owned subsidiary of Consolidare Enterprises, Inc., serves as general agent for the Company, pursuant to a general agency agreement, which is terminable by either party with 30 days notice. In such capacity, Insuradyne receives a commission on the first year commissionable premium on certain of the Company's policies as well as a small renewal commission on certain other policies. In accordance with the Florida Insurance Code, a copy of the Company's General Agency Agreement with Insuradyne Corporation was filed with and approved by the Florida Department of Insurance. Management of the Company believes that the terms of its General Agency Agreement with Insuradyne are as favorable to the Company as terms which could be obtained from independent third parties. During 1995, gross commissions in the amount of $422,121 were earned by Insuradyne Corporation. At December 31, 1995, the Company owed $243,369 to Insuradyne as a result of commissions earned by Insuradyne but for which Insuradyne has not yet requested payment.

     No Director or officer of the Company or any associates of any director or officer of the Company was indebted to the Company at December 31, 1995.

     The Company continues to be indebted to its parent, Consolidare Enterprises, Inc., in the amount of $1,000,000, pursuant to a promissory note dated December, 1988, which bears interest at the annual rate of interest equal to the Prime Rate (as hereinafter defined) plus 2%, with such interest rate not to be less than 9% nor in excess of 11%. For purposes of this promissory note, "Prime Rate" is defined to mean the Prime Rate as announced by Compass Bank, Birmingham, Alabama, from time to time, as its prime rate (which interest rate is only a bench mark, is purely discretionary and is not necessarily the best or lowest rate charged borrowing customers). This promissory note is due on demand and is payable out of capital surplus in excess of $1,750,000, pursuant to Florida Statutes 628.401 (1990). Interest and principal can only be repaid upon the express written approval of the Florida Department of Insurance.

     On December 31, 1995, approximately 62.8% of the issued and outstanding stock of Consolidare Enterprises, Inc. was owned by the directors and executive officers of the Company. See item 12 - Security Ownership of Certain Beneficial Owners and Management.

     Ferris S. Ritchey, Jr., a Director and a member of the Executive Committee, is a member of the law firm of Ritchey & Ritchey, P.A., which serves as legal counsel to the Company on certain matters.

                                     PART IV


Item 14. Financial Statements, Exhibits filed and Reports on Form 8-K.

     (a)  1.   Financial Statements                               Page Number

               The  following  financial  statements
               of Southern  Security Life Insurance
               Company are included in Part II,
               Item 8:

               Independent Auditors' Report............               22

               Balance Sheets - December 31,
               1995 and 1994...........................               23


               Statements of Income - years ended
               December 31, 1995, 1994 and 1993........               25

               Statements of Shareholders' Equity - years
               ended December 31, 1995, 1994 and 1993..               26

               Statements of Cash Flows - years ended
               December 31, 1995, 1994 and 1993........               27

               Notes to Financial Statements...........               29

          2.   Supplemental Schedules.

               Required Financial Data - for the years
               ended December 31, 1995, 1994 and 1993 -
               included in Part II, Item 8:

               Schedule I - Summary of Investments -
               Other than Investments in Related
               Parties.................................               51

               Schedule III - Supplementary Insurance
               Information.............................               52

               Schedule IV - Reinsurance...............               53



     Schedules other than those listed above have been omitted because they are not applicable or because the required information is included in the financial statements and notes thereto or in Item 7 -Management's Discussion and Analysis of Financial Condition and Results of Operations.

3.   Exhibits


     Exhibit Number                                               Page Number

          3.   Articles of Incorporation,  as
               amended,  and By-Laws,  as amended
               (without   exhibits)  dated   September  1994,
               incorporated  by reference  herein from
               From Exhibit 3(1) of the Annual  Report of
               the Company filed on Form 10-K for the
               fiscal year ended December 31, 1994.....               76

         10.   Executive Compensation Agree-
               ment between the Company and
               George Pihakis (without exhibits)
               incorporated by reference herein
               from Exhibit 10(B) of the Annual
               Report of the Company filed on
               Form 10-K for the fiscal year
               ended December 31, 1984.................               77

        10.A   Revolving Financing Agreement between
               the Company and the Student Loan
               Marketing Association, dated as of
               August 19, 1995.........................               78

        10.B   Reinsurance Agreement between the
               Company and United Group Insurance
               Company, dated as of December 31, 1992
               incorporated by reference herein from
               Exhibit 10(B) of the Annual Report of the
               Company filed on Form 10-K for the fiscal
               year ended December 31, 1992............               79

        10.C   Agency Agreement between the Company and
               Insuradyne Corporation incorporated by
               reference herein from Exhibit 10(C) of the
               Annual Report of the Company filed on Form
               10-K for the fiscal year ended December 31, 1993       80

        11.    Statement Re Computation of Net Income per
               common share....................................       81

        20.    Definitive proxy materials for the Annual
               Meeting of Shareholders held July 15, 1995.....        82

        (b)    Reports on Form 8-K

               None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       SOUTHERN SECURITY LIFE INSURANCE COMPANY


                       By:  /s/George Pihakis
                            George Pihakis
                            President, Chief Executive
                            Officer and Director


                       By:  /s/David C. Thompson
                            David C. Thompson
                            Executive Vice President
                            Secretary, Treasurer,
                            Chief Operating Officer and
                            Director


Date:  April 15, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following Director of the Company on the date indicated.

SOUTHERN SECURITY LIFE INSURANCE COMPANY


By:  /s/Samuel F. Brewer
     Samuel F. Brewer (Director)
     April 15, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following Director of the Company on the date indicated.

SOUTHERN SECURITY LIFE INSURANCE COMPANY


By:  /s/Alfred T. Frank
     Alfred T. Frank (Director)
     April 15, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following Director of the Company on the date indicated.

SOUTHERN SECURITY LIFE INSURANCE COMPANY


By:  /s/Frank A. Hulet
     Frank A. Hulet (Director)
     April 15, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following Director of the Company on the date indicated.

SOUTHERN SECURITY LIFE INSURANCE COMPANY


By:  /s/C. Wesley Johnson
     C. Wesley Johnson (Director)
     April 15, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following Director of the Company on the date indicated.

SOUTHERN SECURITY LIFE INSURANCE COMPANY


By:  /s/Robert Lee Martin
     Robert Lee Martin (Director)
     April 15, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following Director of the Company on the date indicated.

SOUTHERN SECURITY LIFE INSURANCE COMPANY


By:  /s/Dr. Charles W. Mullenix
     Dr. Charles W. Mullenix (Director)
     April 15, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following Director of the Company on the date indicated.

SOUTHERN SECURITY LIFE INSURANCE COMPANY


By:  /s/Ferris S. Ritchey, Jr.
     Ferris S. Ritchey, Jr. (Director)
     April 15, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following Director of the Company on the date indicated.

SOUTHERN SECURITY LIFE INSURANCE COMPANY


By:  /s/Ferd F. Weil, Sr.
     Ferd F. Weil, Sr. (Director)
     April 15, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following Director of the Company on the date indicated.

SOUTHERN SECURITY LIFE INSURANCE COMPANY


By:  /s/Lloyd C. Zobrist
     Lloyd C. Zobrist (Director)
     April 15, 1996

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                    EXHIBIT 3

                 EXHIBITS FILED WITH ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1994

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                   EXHIBIT 10

                 EXHIBITS FILED WITH ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1984

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                  EXHIBIT 10.A

                      REVOLVING FINANCING AGREEMENT BETWEEN
                        THE COMPANY AND THE STUDENT LOAN
                              MARKETING ASSOCIATION

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                  EXHIBIT 10.B

                              REINSURANCE AGREEMENT
                             BETWEEN THE COMPANY AND
                         UNITED GROUP INSURANCE COMPANY


                       EXHIBIT FILED WITH ANNUAL REPORT ON
                          FORM 10-K FOR THE YEAR ENDED
                                DECEMBER 31, 1992

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                  EXHIBIT 10.C

                          AGENCY AGREEMENT BETWEEN THE
                       COMPANY AND INSURADYNE CORPORATION

                       EXHIBIT FILED WITH ANNUAL REPORT ON
                          FORM 10-K FOR THE YEAR ENDED
                                DECEMBER 31, 1993

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                   EXHIBIT 11

                            COMPUTATION OF NET INCOME

                                PER COMMON SHARE



                              1995           1994           1993

Weighted Average
Shares Outstanding       1,907,989      1,907,989      1,844,694

Net Income              $1,114,903     $1,013,979       $704,652

Per Share Amount              $.58           $.53           $.38

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                   EXHIBIT 20

                DEFINITIVE PROXY MATERIALS FOR THE ANNUAL MEETING