Form 10-Q
SOUTHERN SECURITY LIFE INSURANCE CO
filed 1996-05-20
CIK 109747

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

For Quarter Ended March 31, 1996  Commission File No.  2-35669

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
          (Exact name of registrant as specified in its charter)

        Florida                             59-1231733
(State of incorporation)                (I.R.S. tax number)

               755 Rinehart Road, Lake Mary, FL 32746

Registrant's telephone number, including area code:  (407) 321-7113

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

                                          Number Outstanding at
   Title of class                             March 31, 1996

   Class A Common Shares                          1,907,989
   $1.00 per share

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                     Part I
                              FINANCIAL INFORMATION

                                      INDEX


ITEM 1
                                                                     Page
FINANCIAL STATEMENTS

Balance sheets - December 31, 1995 and
         March 31, 1996                                               3-4

Statements of Income and Retained Earnings -
          Three Months Ended March 31, 1996 and 1995                    5

Shareholders' Equity                                                    6

Statement of Cash Flows - March 31,
         1996 and 1995                                                7-8

Notes to Financial Statements                                        9-33

ITEM 2

Management's Discussion and Analysis of the
         Statements of Income March 31, 1996                        34-42


Signature Page                                                         43

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                 BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995


                                     ASSETS

                                                            March 31,                December 31,
                                                               1996                      1995

Investments (Note 3):
  Fixed maturities held to
  maturity (fair value,
  $16,837,380 and $15,494,540
  at March 31, 1996 and December
  31, 1995 respectively)                               $16,696,686                   $15,165,395

Securities available for sale, At fair value:
    Fixed maturities (cost of
    $20,929,865 at March 31, 1996
    and $21,077,410 at December 31,
    1995                                                21,123,879                   21,812,096
  Equity securities (cost,
    $1,490,270 and $1,297,041
    at March 31, 1996 and December
    31, 1995 respectively)                               1,970,090                    1,715,386
  Policy and student loans                               6,470,816                    9,971,653
  Short-term investments                                 2,034,651                    1,499,100
  Other Invested Assets                                     20,732                       22,578
                                                            ------                       ------

                                                        48,316,854                   50,186,208

Cash & Cash Equivalents                                  1,420,619                      406,752
Accrued investment income                                  729,659                      638,809
Deferred policy acquisition
  costs (Note 4)                                        18,497,167                   18,145,111
Policyholders' account
  balances on deposit with
  reinsurer (note 7)                                     8,500,563                    8,440,660
Reinsurance receivable (note 7)                            508,264                      514,341
Due from affiliated insurance
  agency (Note 11)                                          37,628                          -
Receivables:
  Agent balances                                            87,331                      345,014
  Other                                                    456,465                      318,274
  Refundable income taxes                                                                   -
Property and equipment, net
  at cost, (Note 5)                                      2,819,688                    2,877,181
                                                        ----------                    ---------

Total Assets
                                                       $81,374,238                  $81,872,350
                                                       ===========                  ===========


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                           BALANCE SHEETS (CONTINUED)
                      MARCH 31, 1996 AND DECEMBER 31, 1995

Balance sheets (continued):

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                            March 31,                December 31,
                                                               1996                      1995

Liabilities:
  Policy liabilities and accruals:
    (Notes 6 and 7):
    Future policy benefits                              $1,037,738                  $1,050,498
    Policyholder's account balances                     51,223,943                  50,624,276
    Unearned premiums                                    9,166,724                   9,116,890
    Other policy claims and benefits
     payable                                               765,340                     191,955
  Other policyholders funds,
    dividend and endowment
     accumulations                                          56,415                      57,444
  Funds held in reinsurance treaties
    with reinsurers (note 7)                             1,024,802                     977,416
  Note payable (Note 8)                                       -                      1,400,553
  Note payable to related
     party (note 9)                                      1,000,000                   1,000,000
  Due to affiliated insurance agency
    (Note 11)                                                 -                        243,368
  Other liabilities                                      1,351,089                   1,461,990
  Income taxes payable                                      16,350                      16,350
  Deferred income taxes
    (Note 10)                                              846,098                     905,000
                                                           -------                     -------

                                                        66,488,499                  67,045,740
                                                        ----------                  ----------

Shareholders' equity (Notes 2, 3 and 12):
  Common stock, $1 par, authorized
    3,000,000 shares; issued and
    outstanding 1,907,989 shares                         1,907,989                   1,907,989
  Capital in excess of par                               4,011,519                   4,011,519
Unrealized appreciation (depreciation)
     on securities available for
     sale                                                  446,611                     548,647

Retained earnings                                        8,519,620                   8,358,455
                                                         ---------                   ---------

                                                        14,885,739                  14,826,610
                                                        ----------                  ----------


                                                       $81,374,238                 $81,872,350
                                                       ===========                 ===========


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                          THREE MONTHS
                                                        ENDED MARCH 31,
                                               1996                        1995
                                               ---------------------------------

Revenues:

Premium income                                   $2,414,599          $2,704,538

Less reinsurance ceded                             (434,811)           (526,474)
                                                   --------            --------

Net premium income                                1,979,788           2,178,064
Net investment income
 (Notes 3 and 8)                                    866,597             772,643
Realized gain (loss) on
 investments (Note 3)                                13,387              (7,850)
                                                     ------              ------
                                                  2,859,772           2,942,857

Benefits, losses & expenses:
 Annuity, death and other
   benefits                                       1,229,201           1,065,585
 Decrease in future policy
   benefits                                         (12,760)            (41,569)
 Amortization of deferred policy
  acquisitions costs (Note 4)                       796,178             660,795
 Operating Expenses (Note 11)                       599,565             645,656
 Interest expense with related
   party (Note 9)                                    22,500              22,500
                                                     ------              ------


                                                  2,634,684           2,352,967
                                                  ---------          ----------
 Income before income taxes                         225,088             589,890
 Income tax expense (benefit)
   (Note 10)                                         63,923             221,209
                                                     ------             -------

              Net income                           $161,165            $368,681
                                                   --------            --------

Retained Earnings, beginning                      8,358,455           7,243,552
                                                  ---------           ---------

Retained Earnings, ending                         8,519,620           7,612,233
                                                  ---------           ---------


Earnings per share, based on
 1,907,989 weighted average shares
 outstanding in 1996 and 1995                           .08                 .19
                                                        ---                 ---


                       See notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                       STATEMENTS OF SHAREHOLDERS' EQUITY
            PERIODS ENDED MARCH 31, 1996, DECEMBER 31, 1995 AND 1994

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

Balances,
 December 31,
 1993                    1,844,694           1,844,694         3,918,292                120,542          125,000         6,229,573

Capital Stock
 issued                     63,295              63,295            93,227                   -           (125,000)
Net income for
 the year                     -                   -                 -                      -                -            1,013,979
Unrealized
 depreciation
 of securities
 available
 for sale
 investments                  -                   -                 -                 (639,077)             -                 -
                         ---------           ---------        ----------              --------         ---------         ------

Balances,
 December
 31, 1994                1,907,989           1,907,989        $4,011,519              (518,535)             -            7,243,552
                         ---------           ---------        ----------              ---------          -------         ---------

Net income for
 the year                        -                   -                 -                      -                -         1,114,903
Unrealized
 appreciation
 of securities
 available
 for sale                     -                   -                 -                 1,067,182              -                -
                         ---------           ---------        ----------              ---------         --------        -------

Balances,
 December
 31, 1995                1,907,989          $1,907,989         4,011,519                548,647             -            8,358,455
                         ---------          ----------         ---------              ---------        ---------         ---------

Capital Stock
 issued
Net income for
 the year to
 date                            -                   -                 -                      -                -           161,165
Unrealized
 depreciation
 of securities
 available
 for sale
 investments                                                                          (102,036)

Balances,
 March 31,
 1996                    1,907,989          $1,907,989         4,011,519                446,611             -            8,519,620
                         ---------          ----------         ---------                -------          -------         ---------



                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            STATEMENTS OF CASH FLOWS
                 FOR THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                           INCREASE (DECREASE) IN CASH


                                                                                                1996                        1995
                                                                                                ----                        ----

Cash flows provided by (used in) operating activities:
  Net income (including net
    realized gains and losses on
    investments)                                                                              $182,085                    $368,681
  Adjustments to reconcile net
    income to net cash provided
    by (used in) operating
    activities:
    Depreciation and amortization                                                               47,235                      32,130
    Net realized (gains) or
      losses on investments                                                                    (13,387)                     11,944
    Loss on disposal of property,
      plant and equipment                                                                           27                        -
    Deferred income taxes                                                                      613,769                     319,493
    Amortization of deferred
      policy acquisition costs                                                                 796,178                     969,747
    Acquisition costs deferred                                                              (1,148,234)                   (600,795)
    Change in assets and liabilities
      affecting cash provided by
      operations:
    Accrued investment income                                                                  (90,850)                    (62,020)
    Due from affiliated insurance
      agency                                                                                   (37,628)                     (1,999)
    Accounts receivable                                                                        119,492                      85,748
    Reinsurance Receivable                                                                       6,077                    (107,903)
    Other policy claims and
      future benefits payable                                                                  560,625                     167,618
    Policyholders' Account
      Balances                                                                                 582,336                     604,545
    Funds held under
      reinsurance                                                                               47,386                      66,329
    Unearned premiums                                                                         (245,675)                   (277,647)
    Dividend and endowment
      accumulations                                                                             (1,029)                     (2,468)
    Payable to affiliated
     insurance agent                                                                          (243,368)                   (225,213)
    Income tax payable                                                                            -                        206,208
    Other liabilities                                                                         (110,902)                   (817,618)
      Other policyholders'
        funds                                                                                     -                           -
                                                                                               --------                    ----

  Net cash provided by
     (used in) operating
     activities                                                                              1,064,137                     736,780

                                   (Continued)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                           INCREASE (DECREASE) IN CASH

                                                                                                1996                        1995
                                                                                                ----                        ----
Cash flows from (used in) investing activities:
  Purchase of investments                                                                         -                     (2,602,149)
  Purchase of investments held to
     maturity                                                                               (3,436,270)                       -
  Purchase of investments available
     For sale (equity and fixed maturity)                                                   (2,168,200)                       -
  Proceeds from maturity of held
     to maturity securities                                                                    100,000                     336,070
  Proceeds from maturity of
     available for sale securities                                                              77,060                      25,128
  Proceeds from sale of available
     for sale securities (equity and
     fixed maturity)                                                                         2,039,678                        -
  Proceeds from sales of investments                                                              -                        135,323
  Proceeds from sale of held to maturity                                                     1,815,750                        -
  Net change in policy and student loans                                                     3,500,837                   3,524,988
  Net change in other investments                                                                1,848                        -
  Net change in short term investments                                                        (535,551)                     40,298
  Acquisition of property & equipment                                                           (2,297)                   (116,774)
                                                                                                -------                   --------

     Net cash provided by (used in)
      investing activities                                                                   1,392,855                   1,342,884
                                                                                             ----------                  ---------

Cash flows from financing activities:
   Receipts from universal life
     and certain annuity policies
     credited to policyholder
     account balances                                                                        2,467,014                   1,416,328
   Return of policyholder account
     balances on universal life
     and certain annuity policies                                                           (2,509,586)                 (1,110,797)
   Proceeds from short-term
     borrowings                                                                              2,500,000                   1,000,000
   Repayment of short-term
     borrowings                                                                             (3,900,553)                 (1,891,823)
                                                                                            ----------                  ----------

Net cash provided by financing
   activities                                                                               (1,443,125)                   (586,292)
                                                                                            ----------                    --------

Increase (decrease) in cash                                                                  1,013,867                   1,493,372

Cash and cash equivalents at
   beginning of year                                                                           406,752                     882,737
                                                                                               -------                     -------

Cash and cash equivalents at
   end of quarter                                                                           $1,420,619                  $2,376,109
                                                                                            ==========                  ==========

                        See notes to financial statements

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


1. Nature of business and summary of significant accounting policies:

       (a)     Nature of Business:

               The primary business purpose of Southern Security Life Insurance Company (the "Company") is the issuance of long duration universal life insurance contracts. Prior to 1986, the Company's business included traditional whole life and annuity contracts. The majority of the Company's business is conducted in the states of Florida (50%), Georgia (15%) and Texas (11%). None of the remaining nine states in which the Company is licensed to conduct business account for over 10% of the Company's total business.

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

               Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation. The Company mitigates this risk by charging fees for nonconformance with certain policy provisions, by offering products that transfer this risk to the purchaser, and/or by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


1. Nature of business and summary of significant accounting policies (continued):

       (a)     Nature of Business (continued):

               liabilities come due more quickly than assets mature, an insurer would have to sell assets prior to maturity and potentially recognize a gain or loss.

       (b)     Basis of Financial Statements:

               The financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP"), which vary from reporting practices prescribed or permitted by regulatory authorities.

       (c)     Use of Estimates

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

       (d)     Investments:

               Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115") "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires that investments in all debt securities and those equity securities with readily determinable market values be classified into one of three categories: held-to-maturity, trading or available-for-sale. Classification of investments is based upon management's current intent. Debt securities which management has a positive intent and ability to hold until maturity are classified as securities held-to-maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held-to-maturity are not reflected in the financial statements. Debt and equity securities that are purchased for short-term resale are classified as trading securities. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. All other

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


1. Nature of business and summary of significant accounting policies (continued):

          (d)    Investments (continued):

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

                 Interest on fixed maturities and short-term investments is credited to income as it accrues on the principal amounts outstanding adjusted for amortization of premiums and discounts computed by the scientific method which approximates the effective yield method. Realized gains and losses on disposition of investments are included in net income. The cost of investments sold is determined on the specific identification method. Dividends are recorded as income on the ex-dividend dates.

                 Policy loans and student loans are carried at the unpaid principal balance, less any amounts deemed to be un-collectible. The Company's policy is that policy loans are made for amounts in excess of the cash surrender value of the related policy. Accordingly, policy loans are fully collateralized by the related liability for future policy benefits for traditional insurance policies and by the policyholders' account balance for interest sensitive policies.

          (e)    Cash and Cash Equivalents:

                 For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of one month or less to be cash equivalents.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


1. Nature of business and summary of significant accounting policies (continued):

          (f)    Deferred Policy Acquisition Costs:

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

                 The Company has performed several tests concerning the recoverability of deferred acquisition costs. These methods include those typically used by many companies in the life insurance industry. Further, the Company conducts a sensitivity analysis of its assumptions that are used to estimate the future expected gross profits, which management has used to determine the future recover-ability of the deferred acquisition costs.

          (g)    Depreciation

                 Depreciation is being provided on the straight-line method over the estimated useful lives of the assets.

          (h)    Future Policy Benefits:

                  The liability for future policy benefits has been provided on a net level premium basis based upon estimated investment yields, withdrawals, mortality and other assumptions that were appropriate at the time the policies were issued. Such estimates are based upon industry data and the Company's past experience as adjusted to provide for possible adverse deviation from the estimates.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


1. Nature of business and summary of significant accounting policies(continued):

          (i)     Recognition of Premium Revenue and Related Costs:

                  Premiums are recognized as revenue as follows:

                  Universal life policies - premiums received from policy-holders are reported as deposits. Cost of insurance, policy administration and surrender charges which are charged against the policyholder account balance during the period, are recognized as revenue as earned. Amounts assessed against the policyholder account balance that represent compensation to the Company for services to be provided in future periods are reported as unearned revenue and recognized in income using the same assumptions and factors used to amortize acquisition costs capitalized.

                  Annuity contracts with flexible terms - premiums received from policyholders are reported as deposits.

                  All other policies - recognized as revenue over the premium paying period.

          (j)     Income Taxes:

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

          (k)     Earnings Per Share:

                  Earnings per share are computed based on weighted average outstanding shares for each year.

          (l)     Reclassification:

                  Certain  amounts  presented  in the 1994  and  1993  financial
                  statements   have  been   restated  to  conform  to  the  1995
                  presentation.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


2.        Basis of Financial Statements:

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

          d.      Investments in securities are reported as described in
                  Note 1,(c), rather than in accordance with valuations established by the National Association of Insurance Commissioners ("NAIC"). Pursuant to NAIC valuations, bonds eligible for amortization are reported at amortized value; other securities are carried at values prescribed by or deemed acceptable by NAIC including common stocks, other than stocks of affiliates, at market value.

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


2.        Basis of financial statements (continued):

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

          k. Reinsurance assets and liabilities are reported on a gross basis rather than shown on a net basis as permitted by statutory accounting practices.

          A reconciliation of net income (loss) for the years ended December 31, 1995, 1994 and 1993 and shareholders' equity as of December 31, 1995 and 1994 between the amounts reported on a statutory basis and the related amounts presented on the basis of generally accepted accounting principles is as follows:

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


2.        Basis of financial statements (continued):

                                                                                                  Shareholders'
                                                 Net Income                                         equity
                                           Years Ended December 31,                               December 31,
                                1995               1994                1993                 1995                  1994
                                ----               ----                ----                 ----                  ----

As reported
 on a statutory
 basis                        $  232,180            55,816            195,794            8,770,411             8,759,282
                              -----------       -----------        -----------         ------------         ------------

Adjustments:
  Deferred policy
  acquisition
  costs, net                    (290,344)          724,549            152,801           18,145,111            20,104,624
Future policy
  benefits, un-
  earned premiums
  and policy-
  holders' funds               1,006,862           586,243            189,956          (12,340,766)          (14,632,156)
 Deferred
  income taxes                   221,000          (430,000)           142,000             (905,000)             (474,000)
 Asset valuation
  reserve                           -                 -                  -                  807,899               481,454
 Interest main-
  tenance reserve                 24,909            (4,092)            52,501               227,957               203,048
 Non-admitted
  assets                            -                 -                  -                  265,507               431,092
 Unrealized losses
  -SFAS 115                         -                  -                 -                  734,686           (1,374,628)
Capital and
  surplus note                      -                  -                 -              (1,000,000)           (1,000,000)
 Other adjustments,
  net                            (79,704)           81,463            (28,400)              120,805               145,809
                              -----------       -----------        -----------          -----------          ------------

 Net increase
  (decrease)                     882,723           958,163            508,858             6,056,199             3,885,243
                              -----------       -----------        -----------          -----------          ------------

As reported on a
 GAAP basis                   $1,114,903        $1,013,979            704,652            14,826,610            12,644,525
                              ===========       ===========        ===========          ===========          ============


          Under applicable laws and regulations, the Company is required to maintain minimum surplus as to policyholders, determined in accordance with regulatory accounting practices, in the aggregate amount of approximately $1,800,000.

          The payment of dividends by the Company is subject to the regulation of the State of Florida Department of Insurance. A dividend may be declared and paid without prior Florida Insurance Commissioner's approval if the dividend is equal to or less than the greater of: (a) 10% of the Company's surplus as to policy-holder's derived from realized net operating profits on its

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


2.        Basis of financial statements (continued):

          business and net realized capital gains; or (b) the Company's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, if the Company will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend is declared and paid. As a result of such restrictions, the maximum dividend payable by the Company during 1996 without prior approval is approximately $200,000.

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


3.        Investments:

          (a) Equity Securities and Fixed Maturities:

          Equity securities consist of $1,715,386 and $1,380,761 of common stock at December 31, 1995 and 1994, respectively.

          Unrealized  (depreciation)   appreciation  in  investments  in  equity
          securities for the years ended December 31, 1995, and 1994 is $406,611, and $(108,809), respectively.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


3.        Investments (continued:

          (a) Equity Securities and Fixed Maturities (continued):

          The amortized cost and estimated fair values of investments in debt securities are as follows:

                                                                            Gross               Gross           Estimated
                                                      Amortized          Unrealized          Unrealized            Fair
                                                        Cost                Gains              Losses             Value
December 31, 1995:
   Held to maturity:
    U.S. Treasury
     securities and
     obligations of U.S.
     government corpora-
     tions and agencies
     (guaranteed)                                     6,410,291             157,709              -              6,568,000

   Corporate securities                               7,743,286             174,839             3,403           7,914,722

   Special revenue and
     special assessment
     obligations and all
     nonguaranteed obligations
     of agencies and
     authorities of
     governments and
     their political
     subdivisions                                     1,011,818                -                 -              1,011,818
                                                      ---------             -------             -----           ---------

                                                     15,165,395             332,548             3,403          15,494,540
                                                     ----------             -------             -----          ----------

   Available for sale:
    U.S. Treasury
     securities and
     obligations of U.S.
     government corporations
     and agencies (guaranteed)                       16,533,564             721,436              -             17,255,000

   Corporate securities                               3,931,378              33,111            16,489           3,948,000

   Special revenue and
     special assessment
     obligations and all
     nonguaranteed
     obligations of agencies
     and authorities of
     governments and their
     political subdivisions                             612,468                -                3,372             609,096
                                                        -------             -------             -----             -------

                                                     21,077,410             754,547            19,861          21,812,096
                                                     ----------             -------            ------          ----------

                                                    $36,242,805           1,087,095            23,264          37,306,636
                                                    ===========           =========            ======          ==========


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


3.        Investments (continued:

          (a) Equity Securities and Fixed Maturities (continued):

                                                                            Gross               Gross           Estimated
                                                        Amortized        Unrealized          Unrealized            Fair
                                                           Cost             Gains              Losses             Value

December 31, 1994:
   Held to maturity:
    U.S. Treasury securities
     and obligations of U.S.
     government corporations
     and agencies (guaranteed)                        $ 2,837,876             -                 45,876          2,792,000

    Corporate securities                                7,848,160           14,550             254,757          7,607,953

    Special revenue and special
     assessment  obligations and
     all  nonguaranteed obligations
     of agencies and authorities of
     governments and their
     political subdivisions                             2,130,301             -                 55,330          2,074,971
                                                      -----------           ------              ------          ---------

                                                       12,816,337           14,550             355,963         12,474,924
                                                       ----------           ------             -------         ----------
   Available for sale:
   U.S. Treasury securities
     and obligations of U.S.
     government corporations
     and agencies (guaranteed)                         15,340,641             -              1,014,641         14,326,000

   Corporate securities                                 3,927,987           26,811             386,798          3,568,000

   Special  revenue and special
    assessment  obligations  and
    all  nonguaranteed obligations
    of agencies and authorities of
    governments and their
    political subdivisions                               747,197             -                   -               747,197
                                                         -------           ------             -------            -------

                                                       20,015,825           26,811           1,401,439         18,641,197
                                                       ----------           ------           ---------         ----------

                                                      $32,832,162           41,361           1,757,402         31,116,121
                                                      ===========           ======           =========         ==========



                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


3.        Investments (continued):

          (a)     Equity Securities and Fixed Maturities (continued):

                  Unrealized (depreciation) appreciation of fixed maturities for years ending December 31, 1995, 1994 and 1993 is $2,779,872,
                  $(2,534,413) and $351,427, respectively.

                  The amortized cost and estimated fair value of fixed maturities, at December 31, 1995, by contractual maturity, are summarized below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

          Fixed maturity securities held-to-maturity:
                                                                               Amortized              Estimated
                                                                                  Cost                Fair value
             Due in one year or less                                           $2,054,658              2,073,000
             Due after one year through
                5 years                                                         9,817,945              9,984,456
             Due after five years through
                ten years                                                       2,005,709              2,150,000
                                                                                ---------              ---------

                                                                               13,878,312             14,207,456
             Mortgage backed securities                                         1,287,083              1,287,084
                                                                                ---------              ---------

                                                                              $15,165,395             15,494,540
                                                                              ===========             ==========


           Fixed maturity securities available-for-sale:
            Due in one year or less                                             2,349,434              2,350,000
            Due after one year through
               5 years                                                         10,047,900             10,195,000
            Due after five years through
               ten years                                                        5,279,717              5,513,000
            Due after ten years                                                 2,787,889              3,145,000
                                                                                ---------              ---------

                                                                               20,464,940             21,203,000
            Mortgage backed securities                                            612,470                609,096
                                                                                ---------               --------

                                                                              $21,077,410             21,812,096
                                                                              ===========             ==========

                                       20

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


3.       Investments (continued):

         (a)     Equity Securities and Fixed Maturities (continued):

                 Proceeds from sale of equity securities and fixed maturities available for sale and related realized gains and losses are summarized as follows:

                                                               1995                 1994                 1993
                                                            ----------           ----------           -------

         Proceeds from sale of
          equity securities                                  $854,339              650,294              670,758
                                                             ========              =======              =======

         Proceeds from sale of
          fixed maturities
        available for sale                                 $1,809,750                 -               1,821,147
                                                           ==========              =======            =========

         Equity securities:
          Gross realized gains                                145,136               67,146               77,341
          Gross realized (losses)                            (119,908)             (16,474)             (53,208)
         Fixed maturities:
          Gross realized gains                                 55,543                 -                  70,483
          Gross realized (losses)                             (20,540)                -                    -

                                                              $60,231               50,672               94,616
                                                              =======               ======               ======


         Certain of the fixed maturity securities classified as available for sale and held to maturity were called during the year ended December 31, 1995 resulting in the following realized gains and losses:

                                                                       1995                 1994
                                                                       ----                 ----
         Held to maturity:
           Gross realized gains                                         $ 6                  -
         Available for sale:
           Gross realized gains                                           -               10,060

                                                                        $ 6               10,060
                                                                        ===               ======


       (b)        Concentrations of credit risk:

                  At December 31, 1995 and 1994, the Company did not hold any unrated or less-than-investment grade corporate debt securities. The Company also invests in subsidized and unsubsidized student loans totaling $4,403,061 and $4,837,123 at December 31, 1995 and 1994, respectively, which are guaranteed by the U.S. government. Subsequent to December 31, 1995, all of these loans were sold at their unpaid principal balance.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


3.        Investments (continued):

          (c)    Investment Income:

                 Net investment income for the years ended March 31, 1996 and 1995 consists of the following:

                                                                                        1996                 1995
                                                                                        ----                 ----

          Interest:
          Fixed maturities                                                          $643,186              579,866
          Policy and student loans                                                   221,776              176,367
          Short-term investments                                                      34,528               49,583
          Dividends on equity securities
          Common stock, including mutual
             fund                                                                      9,145                5,961
                                                                                       -----                -----

                                                                                     908,635              811,777
       Less investment expenses                                                       42,038               39,134
                                                                                                           ------

                                                                                    $866,597              772,643
                                                                                    ========              =======


          Net investment income for the years ended December 31, 1995, 1994 and 1993 consists of the following:

                                                                         1995              1994              1993
                                                                         ----              ----              ----

       Interest:
         Fixed maturities                                          $2,319,914         2,080,464         1,485,217
         Policy and student loans                                     483,382           768,631         1,125,035
         Short-term investments                                       333,850           176,941           174,972

       Dividends on equity securities:
         Common stock, including mutual
            fund                                                       28,247            24,418            17,230
                                                                       ------            ------            ------

                                                                    3,165,393         3,050,454         2,802,454
       Less investment expenses                                       166,518           299,683           284,449
                                                                      -------           -------           -------

                                                                   $2,998,875         2,750,771         2,518,005
                                                                   ==========         =========         =========



                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


3.       Investments (continued):

         (d)     Investments on Deposit:

                 In order to comply with statutory regulations, investments were on deposit with the Insurance Departments of certain states as follows:

                                                          1995                     1994
                                                          ----                     ----

                  Florida                             $1,735,900                1,744,017
                  Alabama                                100,000                  100,000
                  South Carolina                         304,696                  305,356
                  Georgia                                251,193                  250,000
                                                         -------                  -------

                                                      $2,391,789                2,399,373
                                                       =========                =========

         Certain of these assets, totaling approximately $650,000 for each of the years ended December 31, 1995 and 1994, are restricted for the future benefit of policyholders in a particular state.


4.       Deferred policy acquisition costs:

         Deferred policy acquisition costs at December 31, 1995, 1994 and 1993 consist of the following:

                                                                  1995                 1994              1993
                                                                  ----                 ----              ----

      Deferred policy acquisition
       costs at beginning of year                             $20,104,624           18,279,497        18,126,696

      Policy acquisition costs deferred:
      Commissions                                               1,418,644            2,200,505         3,423,146
      Underwriting and issue costs                                805,794            1,060,192         1,020,134
      Other                                                       554,955              706,558           926,392
      SFAS 115                                                 (1,669,164)           1,100,578              -
                                                               ----------            ---------         ---------

                                                                1,110,229            5,067,833         5,369,672
                                                                ---------            ---------         ---------

      Amortization of deferred
       policy acquisition costs                                (3,069,742)          (3,242,706)       (5,216,871)
                                                               ----------           ----------        ----------
      Deferred policy acquisition
       costs at end of year                                   $18,145,111           20,104,624        18,279,497
                                                              ===========           ==========        ==========


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


5.        Property and equipment:

          Property and equipment consists of the following:

                                                             March                                   December
                                                             1996                       1995                         1994
                                                          ----------                ---------------------------------------

             Land                                           $982,027                  982,027                       982,027
             Building and improvements                     2,152,203                2,152,203                     2,049,150
             Furniture and equipment                         965,023                1,013,268                     1,025,436
                                                             -------                ---------                     ---------

                                                           4,099,253                4,147,498                     4,056,613
             Less accumulated depreciation                 1,279,565                1,270,317                     1,232,443
                                                           ---------                ---------                     ---------

                                                          $2,819,688               $2,877,181                     2,824,170
                                                           =========                =========                     =========



         Depreciation expense for the years ended December 31, 1995, 1994 and 1993 totaled $150,213, $148,355, and $163,400, respectively.


6.       Future policy benefits:

         At December 31, 1995 and 1994, future policy benefits, exclusive of universal life and flexible term annuities consist of the following:


                                                     March                                 December
                                                    31, 1996                       1995                        1994
                                                   ----------                --------------------------------------


         Life insurance                              $732,028                   746,477                     701,498
         Annuities                                    297,152                   296,242                     332,490
         Accident & health
          insurance                                     8,558                     7,779                       7,657
                                                    ---------                ----------                   ---------

         Total life
          insurance policies                       $1,037,738                $1,050,498                   1,041,645
                                                   ==========                ==========                   =========


         Life insurance in-force aggregated approximately $1.3 billion and $1.5 billion at December 31, 1995, and 1994, respectively.

         Mortality and withdrawal assumptions are based upon the Company's experience and actuarial judgment with an allowance for possible unfavorable deviations from the expected experience.

         The mortality table used in calculating benefit reserves is the 1965-1970 Basic Select and Ultimate for males.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


6.        Future policy benefits (continued):

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


7.        Reinsurance:

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

          On December 31, 1992, the Company entered into a reinsurance agreement ceding an 18% share of all universal life policies in force at December 31, 1992 as a measure to manage the future needs of the Company. The reinsurance agreement is a co-insurance treaty entitling the assuming company to 18% of all future premiums, while making the ceding company responsible for 18% of all future claims and policyholder loans relating to the ceded policies. In addition, the Company receives certain commission and expense reimbursements. Assets with a market value approximating the balance of policyholder's account balances less policy loans, on a statutory basis, ceded to the reinsurer are held in trust for benefit of the Company. The market value of those assets was $6,702,079 at December 31, 1995.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


7.        Reinsurance (continued):

          As of December 31, 1992, the Company ceded premiums of $5,240,058, equal to the 18% of net statutory reserves ceded on the effective date of the contract. In return, the Company received a commission and expense allowance of $2,497,370. The economic gain on the reinsurance transaction amounted to approximately $1,600,000, however, management deferred approximately $1,000,000 of the gain against deferred acquisition costs as a provision for the recover-ability of such costs. Based upon management's and actuarial evaluation of such costs, approximately $200,000, $500,000 and $300,000 of the amount deferred was amortized against deferred acquisition costs during 1995, 1994 and 1993, respectively.

          For the years ended December 31, 1995 and 1994, the Company ceded premiums of $675,770 and $758,956, included in re-insurance ceded, and received recoveries of $459,090 and $386,509, included in annuity, death and other benefits, respectively. The funds held in reinsurance treaties with reinsurer of $977,416 and $700,701 represent the 18% share of policy loans ceded to the reinsurer at December 31, 1995 and 1994, respectively.


8.        Notes Payable:

          The note payable of $1,400,553 and $891,823 at December 31, 1995, and 1994, respectively, secured by student loans equaling 115% of the unpaid principal balance, relates to advances under a $10,000,000 line of credit ($8,599,447 available to be drawn at December 31, 1995). The note bears interest at a variable rate, 6% at December 31, 1995 and matures on August 19, 1996.

          Interest expense relating to these notes payable during the three years ended December 31, 1995, 1994 and 1993 totaled $26,240, $60,864, and $73,924, respectively and is included in net investment income.


9.        Note Payable to Related Party:

          Note payable to related party consists of amounts due on demand to Consolidare Enterprises, Inc., the Company's majority shareholder. The note proceeds were obtained in December, 1988 and the note qualifies as shareholders' equity for statutory accounting purposes in accordance with Section 628.401 of the Florida Statutes. At December 31, 1995, the

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


9.        Note Payable to Related Party (continued):

          note bears interest at 9.0% percent (payable monthly); principal repayment is contingent upon the Company maintaining statutory surplus in excess of $1,750,000 and approval in advance by the Florida Department of Insurance. Interest expense relating to the balance of note payable to related party during 1995, 1994 and 1993 aggregated $90,000, $90,000, and $90,000 respectively.


10.       Income taxes:

          As discussed in note 1(j), the Company adopted Statement 109 in 1992 and has applied the provisions of Statement 109 retroactively to January 1, 1991.

          Income taxes for the years ended December 31, 1995, 1994 and 1993 is summarized as follows:

                                             1995                   1994                  1993
                                            ------                 ------                -----

      Current:
        Federal                             $370,800                100,000               129,000
        State                                 10,200                   -                   14,000
                                              ------                -------                ------

                                             381,000                100,000               143,000
                                             -------                -------               -------

      Deferred:
        Federal                             (188,700)               387,000              (128,000)
        State                                (32,300)                43,000               (14,000)
                                             -------                 ------                ------

                                            (221,000)               430,000              (142,000)
                                             -------                -------               -------

                                            $160,000                530,000                 1,000
                                             =======                =======                 =====


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


10.       Income taxes (continued):

          Income tax expense for the years ended December 31, 1995, 1994 and 1993 differs from "expected" tax (computed by applying the U.S. federal income tax rate of 35% in 1995 and 1994 and 34% in 1993 to pretax income) as a result of the following:

                                                                   1995                 1994               1993
                                                               -----------            --------           ------

         Computed "expected" tax expense                        $ 446,200             541,000            240,000
         Increase (reduction) in income
          taxes resulting from:
           Small life insurance
          company deduction                                      (340,200)            (83,000)          (252,100)
           Changes in the valuation allow-
          ance for deferred tax assets,
            allocated to income tax expense                        62,600              14,000             49,000
           (Over) under accrual of prior
            year expense                                           11,000              29,000            (37,000)
           State taxes, net of federal
            income tax benefit                                    (14,600)             28,000               -
           Other, net                                              (5,000)              1,000              1,100
                                                                   -------              -----              -----

                                                                 $160,000             530,000              1,000
                                                                  ========            =======              =====


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


10.       Income taxes (continued):

          foreseeable future.

          The Tax Reform Act of 1986 enacted a new separate parallel tax system referred to as the Alternative Minimum Tax (AMT) system. AMT is based on a flat rate applied to a broader tax base. It is calculated separately from the regular Federal income tax and the higher of the two taxes is paid. The excess of the AMT over regular tax is a tax credit, which can be carried forward indefinitely to reduce regular tax liabilities of future years. In 1995, 1994 and 1993, AMT exceeded regular tax by $62,600, $14,000, and $49,000, respectively. At December 31, 1995, the AMT tax credit available to reduce future regular tax totaled $333,600.

          The principal elements of deferred income taxes consist of the following:

                                                                       1995               1994              1993
                                                                    ---------          --------          -------

         Deferred policy acquisition costs                         $(783,300)          627,000          (131,000)
         Future policy benefits                                      305,300           (42,000)          (11,000)
         Differences in bases in investments                         299,500          (197,000)           (9,000)
         Other                                                       (42,500)           42,000            (9,000)

                                                                   $(221,000)          430,000          (142,000)
                                                                     ========          =======           =======


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


10.       Income taxes (continued):

          The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below:

                                                                                  1995                   1994
                                                                               ----------             -------

         Deferred tax assets:
         Unearned premiums, due to deferral of
           "front-end" fee for financial
            reporting purposes                                                 $3,431,100             $3,920,000
         Policy liabilities and accruals,
            principally due to adjustments
            to reserves for tax purposes                                        1,984,000              1,800,000
         Other                                                                     39,200                 19,000
         Investments                                                                 -                   518,000
         Alternative minimum tax credit
            carry forwards                                                        333,600                271,000
                                                                                  -------                -------

         Total gross deferred tax assets                                        5,787,900              6,528,000
         Less valuation allowance                                                (333,600)              (271,000)
                                                                                 --------               --------

         Net deferred tax assets                                                5,454,300              6,257,000
                                                                                ---------              ---------

         Deferred tax liabilities:
       Deferred acquisition costs,
           principally due to deferrals
           for financial reporting
         purposes                                                              (5,862,500)            (6,646,000)
         Other                                                                    (62,800)               (85,000)
         Investments                                                             (434,000)                  -
                                                                                 --------               -----

         Total gross deferred tax liabilities                                  (6,359,300)            (6,731,000)
                                                                               ----------              ---------

         Net deferred tax liability                                             $(905,000)              (474,000)
                                                                                 ========               ========

          The net change in the total valuation allowance for the years ended December 31, 1995, 1994, and 1993 was an increase of $62,000, $14,000 and $49,000, respectively.

          In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


10.       Income taxes (continued):

          deductible differences, net of the existing valuation allowances at December 31, 1995.


11.       Related party transactions:

          The Company's general agent, Insuradyne Corporation, is a wholly-owned subsidiary of Consolidare Enterprises, Inc., which owns approximately fifty-seven percent (57%) of the Company's outstanding stock. The balances due (to) from affiliated insurance agency reflected in the accompanying balance sheets principally represent unearned commission advances paid to Insuradyne. The Company incurred commission expense to Insuradyne aggregating $422,121, $582,059 and $910,936, in 1995,
          1994, and 1993, respectively. These amounts are included as components of acquisition costs deferred and related amortization. Insuradyne incurred insurance-related expenses aggregating $35,271, $192,332, and $230,478 in 1995, 1994 and 1993, respectively.


12.       Agents' Incentive Stock Bonus Plan:

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


13.       Disclosures About Fair Value of Financial Instruments:

          Statement of Financial Accounting Standards No. 107
          Disclosures About Fair Value of Financial Instruments (SFAS
          107) requires the Company to disclose estimated fair value information. The following methods and assumptions were used

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

13.       Disclosures About Fair Value of Financial Instruments
          (continued):

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

                                                          1995                                   1994
                                             -----------------------------          -----------------------------
                                                Carrying        Estimated              Carrying        Estimated
                                                 amount         fair value              amount         fair value
          Financial assets:
          Fixed maturities
             held to Maturity
             (see note 3)                    $15,165,395        15,494,540          $12,816,337        12,474,924
          Fixed maturities
             Available for
             Sale (see note 3)                21,812,096        21,812,096           18,641,197        18,641,197
          Equity securities
             Available for sale                1,715,386         1,715,386            1,380,761         1,380,761
          Policy and student
             loans                             9,971,653         9,971,653            8,866,968         8,866,968
          Short-term invest-
             ments                             1,499,100         1,499,100            1,875,758         1,875,758
          Cash and cash
             equivalents                         406,752           406,752              638,079           638,079

          Financial liabilities:
          Policy liabilities-
             Policyholders'
             Account balances                 50,624,276        50,624,276           47,618,490        47,618,490


14.       Legal proceedings:

          Lawsuits against the Company have arisen in the normal course of the Company's business. However, contingent liabilities arising from litigation and other matters are not considered material in relation to the financial position of the Company.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


14.       Legal proceedings (continued):

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

         Pursuant to the accounting methods prescribed by Financial Accounting Standards No. 97 (FAS 97), premiums received from policyholders on universal life products are credited to policyholder account balances, a liability, rather than income. Revenues, described herein as premium, on such products result from the mortality and administrative fees charged to policyholder balances in addition to surrender charges assessed at the time of surrender as explained above. Such costs of insurance, expense charges, and surrender fees are recognized as revenue as earned. In addition, the Company has adopted policy designs with the characteristic of having higher expense charges during the first policy year than in renewal years. Under FAS 97, the excess of these charges are reported as unearned revenue. The unearned revenue is then amortized into income over the life of the policy using the same assumptions and factors used to amortize capitalized acquisition costs. Interest credited to policyholder balances is shown as a part of benefit expenses.

         In accordance with generally accepted accounting principles, certain costs directly associated with the issuance of new policies are deferred and amortized over the lives of the policies. These costs are defined as deferred policy acquisition costs and are shown in the asset section of the balance sheet of the Company. Capitalized acquisition costs are amortized over the life of the business at a constant rate, based on the present value of the estimated gross profits expected to be realized over the life of the business. FAS 97 requires that estimates of expected gross profits used as a basis for amortization be evaluated on a regular basis, and the total amortization to date be adjusted as a charge or credit to earnings if actual experience or other evidence suggests that earlier estimates be revised. Thus, variations in the amortization of the deferred policy acquisition costs, from one period to the next, are a normal aspect of universal life insurance business

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued).

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

         An additional source of income to the Company is investment revenue. The Company invests those funds deposited by policy-holders of universal life and annuity products in debt and equity securities in order to earn interest and dividend income, a portion of which is credited back to the policyholders. Interest rates and maturities of the Company's investment portfolio play a part in determining the interest rates credited to policyholders.

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

            (The remainder of this page is intentionally left blank)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued).

         The following table sets forth certain percentages reflecting financial data and results of operations (a) for 1995, 1994 and 1993 premium and investment revenues and (b) for period to period increases and (decreases).

                                                  Relationships to
                                                   Total Revenues                             Period to Period
                                               Periods Ended March 31                      (Increase or Decrease)

                                       1996          1995         1994                     96-95            95-94
                                      ------        ------       ------                   -------          ------

Premium Income                           69%           74%          70%                      (9%)              2%
Net Investment Income                    31            26           28                       12%             (11)
Other Income                                                         2

  Total Revenues                        100%          100%         100%                      (3%)             (2%)

Losses, claims and
 loss adjustment
 expenses                                42%           35%          22%                      19%              56%
Acquisition costs                        28            22           37                       17%             (41)

Other operating
  costs and
  expenses                               22            23           27                       (7%)            (19)
                                        ----          ----         ----                      ----            ----

  Total Expenses                         92%           80%          86%                      12%              (9%)

Income before income
  taxes                                   8%           20%          14%                     (61%)             44%
Provision for
  taxes                                   2             7            5                      (71%)             46
                                         ---           ---         ----                     ----            ----

Net Income                                6%           13%           9%                      56%              43%



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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued).

Another key development was the creation of a lead generation program designed to provide new business leads in order to increase production.

         The first quarter 1996 new business trend continued that of the past two years. However, second quarter is already showing increases over previous periods. The implementation of new marketing concepts and programs is having a positive impact on new business production in the second quarter and the Company anticipates this trend continuing throughout 1996. The Company introduced its new BasicLife series products which are partially responsible for the increased production shown thus far in second quarter. In addition, increased recruiting and the hiring of Statewide Sales Directors will benefit future production.

         Premium income for 1995 was recorded at $9.4 million, for 1994 at $10.6 million and for 1993 at $12.3 million. This 1995 decline of 12% in premium income can be attributed somewhat to the decline in the Company's insurance in force and therefore an associated reduction in administrative and mortality fees. Surrender fees, another component of premium income, decreased by approximately 5% from 1994 due to the fact that the book of business is aging and as it does so, surrender fees decrease. 1994 in comparison with 1995 is much the same scenario as 1993 versus 1994, however surrender fees were greater. The new business decline of the past several years is having an impact on premium income. The balance of the decline in premium income for 1994 and 1995 is attributable to the amortization and unlocking for current and future experience of unearned premium into income. Unearned premium essentially represents the excess first year charges in the policy. With the advice and assistance of our consulting actuaries, each year the Company reviews its current experience rates for mortality, credited interest rates, lapse rates, surrender fees and the like, and adjusts its amortization of deferred acquisition costs and unearned premium to the appropriate levels for both the current experience and anticipated future experience. This is an on-going refinement process.

         Premium income for the first quarter of 1996 was down from that of the same period in 1995. Insurance in force impacts this figure as well as reduced new business production. As stated above, a reduction in business in force means a reduction to administrative and mortality fees. As new production increases, which is anticipated, this trend should cease and a more positive trend result.

         Increased investment in debt securities coupled with reduced expenses for student loan processing accounted for the 9% increase in investment income for the year 1995. The Company's investment in student loans is declining each year in response to increased costs designated by the government. This trend is expected to continue and show significant change in 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued).

         Investment income for first quarter 1996 grew by 12% from that of 1995. This is due, in part, to increased investments as well as increased rental income. While investment income grew, the investment expenses related to that income did not grow at the same rate. Here again, the expenses associated with student loans have declined due to out-sourcing.

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

         For first quarter 1996, death claims showed a significant increase. The Company anticipates that this abnormality will smooth, over the remainder of the year. As discussed previously, a significant increase in death claims in any given quarter can have a noticeable impact on operating results. Second quarter 1996 claims are far behind those of first quarter so this should help to smooth the effects of death claims in second quarter.

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

         The amortization of deferred policy acquisition costs for the first quarter of 1996 increased over that of the same period in 1995. The lapses of the past several years in conjunction with the decreased new business are having an impact on the amortization of the remaining deferred acquisition costs, even after unlocking considerations.

         Operating expenses for the Company were $2.7 million. $3.2 million and $2.8 million for 1995, 1994 and 1993, respectively. In 1994, the Company settled litigation with a former employee and experienced the related costs of legal representation. After due consideration of the litigation delays the Company might encounter on the collection of these expenses from its insurers, the costs of settlement and associated legal expenses, estimated at between $500,000 and $600,000, were expensed in that same year. While the

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued).

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

         Operating Expenses for first quarter 1996 were down 7% from the same period for 1995. The Company continues to make every effort to contain costs, while promoting sales.

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

         Reinsurance premiums ceded for the first quarter 1996 amounted to $434,811. Policy benefits were reduced by $485,011, reinsurance commissions received were $74,905 and expenses of $219,173 were transferred to the reinsurers.

         Income, before income taxes, in 1995 was $1,274,903 compared to $1,543,979 in 1994 and $705,652 in 1993. The 1995 income declined 17% from prior year as a result of reduced premium income and level amortization expenses. 1993 income suffered from higher death benefit expenses than the following two years.

         Income, before income taxes, for first quarter 1996, was down in comparison with first quarter 1995. Reduced premium revenues, increased death and increased amortization of deferred acquisition costs account for this change in income for first quarter. The Company anticipates an increase in premium revenue throughout the year and a softening in death claim expenses.


Liquidity and Capital Resources.

         Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 required that investments in all debt securities and those equity securities with readily determinable market values be classified into one of three categories: held-to-maturity, trading or available-for-sale. Classification of investments is based upon

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued).

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



            (The remainder of this page is intentionally left blank)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued).

         The following table displays pertinent information regarding the short-term borrowings of the Company as they relate to these credit lines:

                           1995            1994          1993            1993
                           ====            ====          ====            ====

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued).

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




                              SOUTHERN SECURITY LIFE INSURANCE
                                          COMPANY

                          BY:  /s/ George Pihakis

                               George Pihakis
                               President, Chief Executive Officer
                               and Director
           Date:
           MAY 17, 1996  BY:   /s/ David C. Thompson

                               David C. Thompson
                               Executive Vice-President, Secretary
                               Treasurer, Chief Operating Officer
                               and Director