Form 10-Q
period 1996-06-30
SOUTHERN SECURITY LIFE INSURANCE CO
filed 1996-08-14
CIK 109747

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

For Quarter Ended June 30, 1996  Commission File No.  2-35669

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
          (Exact name of registrant as specified in its charter)

        Florida                             59-1231733
(State of incorporation)                (I.R.S. tax number)

               755 Rinehart Road, Lake Mary, FL 32746

Registrant's telephone number, including area code:  (407) 321-7113

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

                                          Number Outstanding at
   Title of class                             June 30, 1996

   Class A Common Shares                          1,907,989
   $1.00 per share

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                     Part I
                              FINANCIAL INFORMATION

                                      INDEX


ITEM 1
                                                            Page
FINANCIAL STATEMENTS

Balance sheets - December 31, 1995 and
         June 30, 1996                                       3-4

Statements of Income and Retained Earnings -
          Six Months Ended June 30, 1996 and 1995              5

Shareholders' Equity                                           6

Statement of Cash Flows - June 30, 1996
          and 1995                                           7-8

Notes to Financial Statements                               9-33

ITEM 2

Management's Discussion and Analysis of the
         Statements of Income June 30, 1996                34-42


Signature Page                                                43

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                 BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995

                                     ASSETS

                                                                                     June 30,                December 31,
                                                                                       1996                      1995


Investments (Note 3):
  Fixed maturities held to
  maturity (fair value,
  $18,706,431 and $15,494,540
  at June 30, 1996 and December
  31, 1995 respectively)                                                         $18,697,536                  $15,165,395

Securities available for sale, At fair value:
    Fixed maturities (cost of
    $20,505,596 at June 30, 1996
    and $21,077,410 at December 31,
    1995                                                                          20,466,933                   21,812,096
  Equity securities (cost,
    $1,530,366 and $1,297,041
    at June 30, 1996 and December
    31, 1995 respectively)                                                         2,084,538                    1,715,386
  Policy and student loans                                                         6,215,996                    9,971,653
  Short-term investments                                                           1,011,411                    1,499,100
  Other Invested Assets                                                               20,732                       22,578
                                                                                      ------                       ------

                                                                                  48,497,146                   50,186,208

Cash & Cash Equivalents                                                            1,859,209                      406,752
Accrued investment income                                                            701,293                      638,809
Deferred policy acquisition
  costs (Note 4)                                                                  18,095,287                   18,145,111
Policyholders' account
  balances on deposit with
  reinsurer (note 7)                                                               8,542,111                    8,440,660
Reinsurance receivable (note 7)                                                      294,178                      514,341
Due from affiliated insurance
  agency (Note 11)                                                                    27,565                          -
Receivables:
  Agent balances                                                                     191,155                      345,014
  Other                                                                              594,320                      318,274
  Refundable income taxes                                                               -                            -
Property and equipment, net
  at cost, (Note 5)                                                                2,814,707                    2,877,181
                                                                                  ----------                    ---------

Total Assets
                                                                                 $81,616,971                  $81,872,350
                                                                                 ===========                  ===========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                           BALANCE SHEETS (CONTINUED)
                       JUNE 30, 1996 AND DECEMBER 31, 1995

Balance sheets (continued):

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                     June 30,                December 31,
                                                                                       1996                      1995

Liabilities:
  Policy liabilities and accruals:
    (Notes 6 and 7):
    Future policy benefits                                                         $1,046,667                  $1,050,498
    Policyholder's account balances                                                51,688,840                  50,624,276
    Unearned premiums                                                               8,917,916                   9,116,890
    Other policy claims and benefits
     payable                                                                          670,393                     191,955
  Other policyholders funds,
    dividend and endowment
     accumulations                                                                     59,624                      57,444
  Funds held in reinsurance treaties
    with reinsurers (note 7)                                                        1,058,144                     977,416
  Note payable (Note 8)                                                                  -                      1,400,553
  Note payable to related
     party (note 9)                                                                 1,000,000                   1,000,000
  Due to affiliated insurance agency
    (Note 11)                                                                            -                        243,368
  Other liabilities                                                                 1,180,843                   1,461,990
  Income taxes payable                                                                 16,350                      16,350
  Deferred income taxes
    (Note 10)                                                                         928,854                     905,000
                                                                                      -------                     -------

                                                                                   66,567,631                  67,045,740
                                                                                   ----------                  ----------

Shareholders' equity (Notes 2, 3 and 12):
  Common stock, $1 par, authorized
    3,000,000 shares; issued and
    outstanding 1,907,989 shares                                                    1,907,989                   1,907,989
  Capital in excess of par                                                          4,011,519                   4,011,519
Unrealized appreciation (depreciation)
     on securities available for
     sale                                                                             321,521                     548,647

Retained earnings                                                                   8,808,311                   8,358,455
                                                                                    ---------                   ---------

                                                                                   15,049,340                  14,826,610
                                                                                   ----------                  ----------


                                                                                  $81,616,971                 $81,872,350
                                                                                  ===========                 ===========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                      THREE MONTHS                                SIX MONTHS
                                                     ENDED JUNE 30,                              ENDED JUNE 30,
                                                 1996             1995                  1996                    1995
                                                 ---------------------                  ----------------------------

Revenues:

Premium income                           $2,723,313            $2,715,618               $5,137,912            $5,420,156
Less reinsurance ceded                     (458,979)             (557,363)                (893,790)           (1,083,837)
                                           --------              --------                 --------            ----------
Net premium income                        2,264,334             2,158,255                4,244,122             4,336,319
Net investment income
 (Notes 3 and 8)                            788,479               712,728                1,655,076             1,485,371
Realized gain (loss) on
 investments (Note 3)                        39,008               (13,182)                  52,395               (21,032)
                                             ------               -------                   ------               -------
                                         $3,091,821            $2,857,801                5,951,593             5,800,658

Benefits, losses & expenses:
 Annuity, death and
   other benefits                           839,228             1,021,418                2,068,429             2,087,003
 Decrease in future
   policy benefits                            8,929                (4,413)                  (3,831)              (45,982)
 Amortization of
   deferred policy
   acquisitions
   costs (Note 4)                           818,070               862,997                1,614,248             1,523,792
 Operating Expenses
   (Note 11)                                908,412               555,698                1,507,977             1,201,354
 Interest expense with
   related party
   (Note 9)                                  22,500                22,500                   45,000                45,000
                                             ------                ------                   ------                ------

                                         $2,597,139            $2,458,200                5,231,823             4,811,167
                                          ---------            ----------                ---------             ---------
 Income before income
   taxes                                    494,682               399,601                  719,770               989,491
 Income tax expense
   (benefit) (Note 10)                      205,991               149,850                  269,914               371,059
                                            -------               -------                  -------               -------

          Net income                       $288,691              $249,751                 $449,856              $618,432
                                            -------              --------                 --------              --------

Retained Earnings,
  beginning                               8,519,620             7,612,233                8,358,455             7,243,552
                                          ---------             ---------                ---------             ---------

Retained Earnings,
  ending                                  8,808,311             7,861,984                8,808,311             7,861,984
                                          =========             =========                =========             =========

Earnings per share,
  based on 1,907,989
  weighted average
  shares outstanding
  in 1996 and 1995                               .15                  .13                      .24                   .32
                                                 ---                  ---                      ---                   ---

                       See notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                       STATEMENTS OF SHAREHOLDERS' EQUITY
             PERIODS ENDED JUNE 30, 1996, DECEMBER 31, 1995 AND 1994

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

Balances,
 December 31,
 1993                    1,844,694           1,844,694         3,918,292                120,542          125,000         6,229,573

Capital Stock
 issued                     63,295              63,295            93,227                   -            (125,000)
Net income for
 the year                     -                   -                 -                      -                -            1,013,979
Unrealized
 depreciation
 of securities
 available
 for sale
 investments                  -                   -                 -                 (639,077)             -                 -
                         ---------           ---------        ----------              --------         ---------         ------

Balances,
 December
 31, 1994                1,907,989           1,907,989        $4,011,519              (518,535)             -            7,243,552
                         ---------           ---------        ----------              ---------          -------         ---------

Net income for
 the year                        -                   -                 -                      -                -         1,114,903
Unrealized
 appreciation
 of securities
 available
 for sale                     -                   -                 -                 1,067,182              -                -
                         ---------           ---------        ----------              ---------         --------        -------

Balances,
 December
 31, 1995                1,907,989          $1,907,989         4,011,519                548,647             -            8,358,455
                         ---------          ----------         ---------              ---------        ---------         ---------

Capital Stock
 issued
Net income for
 the year to
 date                            -                   -                 -                      -                -           495,325
Unrealized
 depreciation
 of securities
 available
 for sale
 investments                                                                          (227,126)

Balances,
 June 30,
 1996                    1,907,989          $1,907,989         4,011,519                321,521             -            8,853,780
                         ---------          ----------         ---------                -------          -------         ---------



                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            STATEMENTS OF CASH FLOWS
                   FOR SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                           INCREASE (DECREASE) IN CASH


                                                                                                 1996                        1995
                                                                                                 ----                        ----

Cash flows provided by (used in) operating activities:
  Net income (including net
    realized gains and losses on
    investments)                                                                              $449,856                    $618,432
  Adjustments to reconcile net
    income to net cash provided
    by (used in) operating
    activities:

    Depreciation and amortization                                                               89,151                      71,732
    Net realized (gains) or
      losses on investments                                                                    (52,396)                     28,957
    Loss on disposal of property,
      plant and equipment                                                                          115                         918
    Deferred income taxes                                                                      729,761                     319,493
    Amortization of deferred
      policy acquisition costs                                                               1,614,248                   1,558,554
    Acquisition costs deferred                                                              (1,564,424)                   (515,753)
    Change in assets and liabilities
      affecting cash provided by
      operations:
    Accrued investment income                                                                  (62,484)                     21,095
    Due from affiliated insurance
      agency                                                                                   (27,565)                     (1,494)
    Accounts receivable                                                                       (122,187)                      7,574
    Reinsurance Receivable                                                                     220,163                         974
    Other policy claims and
      future benefits payable                                                                  474,607                     189,993
    Policyholders' Account
      Balances                                                                               1,200,307                   1,221,745
    Funds held under
      reinsurance                                                                               80,728                     144,516
    Unearned premiums                                                                         (494,483)                   (780,003)
    Dividend and endowment
      accumulations                                                                              2,180                        (388)
    Payable to affiliated
     insurance agent                                                                          (243,368)                   (225,213)
    Income tax payable                                                                            -                           -
    Other liabilities                                                                         (281,148)                   (746,477)
      Other policyholders'
        funds                                                                                     -                           -
                                                                                               --------                    -------

  Net cash provided by
     (used in) operating
     activities                                                                              2,013,061                   1,914,655

                                   (Continued)

                      SOUTHERN SECURITY LIFE INSURANCE COMPANY
                         STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                             INCREASE (DECREASE) IN CASH

                                                                                                   1996                        1995
Cash flows from (used in) investing activities:
  Purchase of investments                                                                         -                     (5,835,537)
  Purchase of investments held to
     maturity                                                                               (5,435,176)                    736,070
  Purchase of investments available
     for sale (equity and fixed maturity)                                                   (2,347,448)                     49,983
  Proceeds from maturity of held
     to maturity securities                                                                  1,915,750                        -
  Proceeds from maturity of
     available for sale securities                                                             495,567                        -
  Proceeds from sale of available
     for sale securities (equity and
     fixed maturity)                                                                         2,217,837                        -
  Proceeds from sales of investments                                                              -                        165,394
  Net change in policy and student loans                                                     3,755,657                   3,524,987
  Net change in other investments                                                                1,847
  Net change in short term investments                                                         487,689                      40,298
  Acquisition of property & equipment                                                          (14,580)                   (152,800)
                                                                                               --------                   --------

     Net cash provided by (used in)
      investing activities                                                                   1,077,143                  (1,471,605)
                                                                                             ---------                  ----------

Cash flows from financing activities:
   Receipts from universal life
     and certain annuity policies
     credited to policyholder
     account balances                                                                        4,806,960                   5,590,156
   Return of policyholder account
     balances on universal life
     and certain annuity policies                                                           (5,044,154)                 (4,944,859)
   Proceeds from short-term
     borrowings                                                                              2,500,000                   1,000,000
   Repayment of short-term
     borrowings                                                                             (3,900,553)                 (1,891,823)
                                                                                            ----------                  ----------

Net cash provided by financing
   activities                                                                               (1,637,747)                   (246,526)
                                                                                            ----------                    --------

Increase (decrease) in cash                                                                  1,452,457                     196,524

Cash and cash equivalents at
   beginning of year                                                                           406,752                     882,737
                                                                                               -------                     -------

Cash and cash equivalents at
   end of quarter                                                                           $1,859,209                  $1,079,261
                                                                                            ==========                  ==========

                        See notes to financial statements

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


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
                                                    ===========           =========            ======          ==========


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


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
                                                      ===========           ======           =========         ==========


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


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
                                                                              ===========             ==========


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


3.        Investments (continued):

          (c)    Investment Income:

                 Net investment income for the years ended June 30, 1996 and 1995 consists of the following:

                                                                                        1996                 1995
                                                                                        ----                 ----

          Interest:
          Fixed maturities                                                         1,246,633            1,103,169
          Policy and student loans                                                   326,999              276,300
          Short-term investments                                                      80,750              116,398
          Dividends on equity securities
          Common stock, including mutual
             fund                                                                     15,668               13,496
          Rents                                                                       47,201               41,837
                                                                                      ------               ------
                                                                                   1,717,251            1,551,200
       Less investment expenses                                                       62,175               65,829
                                                                                      ------               ------

                                                                                   1,655,076            1,485,371
                                                                                   =========            =========


          Net investment income for the years ended December 31, 1995, 1994 and 1993 consists of the following:


                                                                         1995              1994              1993
                                                                         ----              ----              ----

       Interest:
         Fixed maturities                                          $2,319,914         2,080,464         1,485,217
         Policy and student loans                                     483,382           768,631         1,125,035
         Short-term investments                                       333,850           176,941           174,972

       Dividends on equity securities:
         Common stock, including mutual
            fund                                                       28,247            24,418            17,230
                                                                       ------            ------            ------

                                                                    3,165,393         3,050,454         2,802,454
       Less investment expenses                                       166,518           299,683           284,449
                                                                      -------           -------           -------

                                                                   $2,998,875         2,750,771         2,518,005
                                                                   ==========         =========         =========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


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
                                                              ===========           ==========        ==========


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


5.        Property and equipment:

          Property and equipment consists of the following:

                                                             June                                            December
                                                             1996                                       1995          1994
                                                          ----------                                 ---------------------

             Land                                           $982,027                                    982,027     982,027
             Building and improvements                     2,152,203                                  2,152,203   2,049,150
             Furniture and equipment                       1,017,649                                  1,013,268   1,025,436
                                                           ---------                                  ---------   ---------

                                                           4,151,879                                  4,147,498   4,056,613
             Less accumulated depreciation                 1,337,172                                  1,270,317   1,232,443
                                                           ---------                                  ---------   ---------

                                                          $2,814,707                                 $2,877,181   2,824,170
                                                           =========                                  =========   =========



         Depreciation expense for the years ended December 31, 1995, 1994 and 1993 totaled $150,213, $148,355, and $163,400, respectively.


6.       Future policy benefits:

         At December 31, 1995 and 1994, future policy benefits, exclusive of universal life and flexible term annuities consist of the following:

                                                      June                                                       December
                                                    30, 1996                                              1995               1994
                                                   ----------                                          --------------------------


         Life insurance                              $735,411                                             746,477         701,498
         Annuities                                    302,939                                             296,242         332,490
         Accident & health
          insurance                                     8,317                                               7,779           7,657
                                                    ---------                                          ----------       ---------

         Total life
          insurance policies                       $1,046,667                                          $1,050,498       1,041,645
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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


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
                                             =======                =======                 =====

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


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

          The principal elements of deferred income taxes consist of the following:

                                                                               1995               1994               1993
                                                                          ---------          ---------          ---------

          Deferred policy acquisition costs                               $(783,300)           627,000           (131,000)
          Future policy benefits                                            305,300            (42,000)           (11,000)
          Differences in bases in investments                               299,500           (197,000)            (9,000)
          Other                                                             (42,500)            42,000             (9,000)

                                                                          $(221,000)           430,000           (142,000)
                                                                          =========          =========          =========


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


10.       Income taxes (continued):

          The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below:

                                                                                  1995                   1994
                                                                               ----------             -------

         Deferred tax assets:
         Unearned premiums, due to deferral of
           "front-end" fee for financial
            reporting purposes                                                 $3,431,100             $3,920,000
         Policy liabilities and accruals,
            principally due to adjustments
            to reserves for tax purposes                                        1,984,000              1,800,000
         Other                                                                     39,200                 19,000
         Investments                                                                 -                   518,000
         Alternative minimum tax credit
            carry forwards                                                        333,600                271,000
                                                                                  -------                -------

         Total gross deferred tax assets                                        5,787,900              6,528,000
         Less valuation allowance                                                (333,600)              (271,000)
                                                                                 --------               --------

         Net deferred tax assets                                                5,454,300              6,257,000
                                                                                ---------              ---------

         Deferred tax liabilities:
       Deferred acquisition costs,
           principally due to deferrals
           for financial reporting
         purposes                                                              (5,862,500)            (6,646,000)
         Other                                                                    (62,800)               (85,000)
         Investments                                                             (434,000)                  -
                                                                                 --------               --------

         Total gross deferred tax liabilities                                  (6,359,300)            (6,731,000)
                                                                               ----------              ---------

         Net deferred tax liability                                             $(905,000)              (474,000)
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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

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

                                                                1995                                   1994
                                                        ----------------------                 ------------
                                                Carrying        Estimated              Carrying        Estimated
                                                 amount         fair value              amount         fair value
          Financial assets:
          Fixed maturities
             held to Maturity
             (see note 3)                    $15,165,395        15,494,540          $12,816,337        12,474,924
          Fixed maturities
             Available for
             Sale (see note 3)                21,812,096        21,812,096           18,641,197        18,641,197
          Equity securities
             Available for sale                1,715,386         1,715,386            1,380,761         1,380,761
          Policy and student
             loans                             9,971,653         9,971,653            8,866,968         8,866,968
          Short-term invest-
             ments                             1,499,100         1,499,100            1,875,758         1,875,758
          Cash and cash
             equivalents                         406,752           406,752              638,079           638,079

          Financial liabilities:
          Policy liabilities-
             Policyholders'
             Account balances                 50,624,276        50,624,276           47,618,490        47,618,490


14.       Legal proceedings:

          Lawsuits against the Company have arisen in the normal course of the Company's business. However, contingent liabilities arising from litigation and other matters are not considered material in relation to the financial position of the Company.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


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

            (The remainder of this page is intentionally left blank)

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operation (continued).

         The following table sets forth certain percentages reflecting financial data and results of operations (a) for 1996, 1995 and 1994 premium and investment revenues and (b) for period to period increases and (decreases).

                                                  Relationships to
                                                   Total Revenues                             Period to Period
                                                Periods Ended June 30                      (Increase or Decrease)
                                                ---------------------                      ----------------------

                                       1996          1995         1994                     96-95            95-94
                                      ------        ------       ------                   -------          ------

Premium Income                           71%           75%          76%                      (2%)              6%
Net Investment Income                                  25           24                        9%              (1)
Other Income                             29             -            -                                         -
                                        ----           ---          ---                     -----            ----

  Total Revenues                        100%          100%         100%                       3%              (5%)

Losses, claims and
 loss adjustment
 expenses                                35%           35%          34%                       1%              (1%)
Acquisition costs                        27            26           26                        6%              (4)

Other operating
  costs and
  expenses                               26            22           23                       26%             (12)
                                        ----          ----         ----                      ----            ----

  Total Expenses                         88%           83%          83%                       9%              (5%)

Income before income
  taxes                                  12%           17%          17%                     (26%)             (4%)
Provision for
  taxes                                   5             6            6                      (27%)             (3)
                                         ---           ---         ----                     ----            -----

Net Income                                7%           11%          11%                     (27%)             (5%)



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

         Second quarter 1996 new business was up 66% over that of first quarter 1996. The trend of the past two years is taking a more positive turn. The production to date in third quarter 1996 continues to show improvement even over that of second quarter. The new marketing concepts and programs implemented earlier in the year are having a positive effect on new business production. The new BasicLife series products introduced in early 1996 account for approximately 27% of new business production. The Ultimate Life series accounts for another 44% of new business production. The Company anticipates these trends to continue with BasicLife series product sales probably surpassing all others by year end.

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

         Total revenues through second quarter of 1996 was up slightly from that of the same period in 1995. While new business production is beginning to have an impact on premium income, the largest impact was a $365,000 settlement obtained in connection with a lawsuit. This amount has been allowed to flow through income.

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

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operation (continued).

         Investment income through second quarter 1996 continued to grow, surpassing that of 1995 by 11%. Increased investments and rental income coupled with decreased student loan expenses account for the increase. Out-sourcing student loans has cut costs associated with this investment and allowed funds to be invested in more long-term investments.

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

         While first quarter 1996 death claims showed a significant increase, second quarter claims declined. First quarter claims were $555,000 where second quarter's declined to $340,000. As discussed previously, a significant increase in death claims in any given quarter can have a noticeable effect on operating results. In comparison with 1995, claims are up year-to-date about $277,000. Thus far third quarter claims continue to be low.

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

         The amortization of deferred policy acquisition costs through second quarter 1996 have increased over that of the same period in 1995 by approximately 6%. The lapses of the past several years in conjunction with the decline in new business production have had an impact on the amortization of the remaining deferred acquisition costs, even after unlocking considerations. The Company, while anticipating this trend continuing, is making adjustment to current deferrals so as to not further increase amortization costs.

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

         The Company's adjustment to current deferred acquisition costs has a direct impact on operating expenses. As the Company has slowed the deferral of these costs to the asset, it has increased operating expenses. Therefore, operating expenses through second quarter 1996 are up by 26% over that of the same period for 1995. As new business production increases this trend will reverse and more costs will again be deferred. These deferred costs should move in relation to production.

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

         Reinsurance premiums ceded through second quarter 1996 amounted to $893,790. Policy benefits were reduced by $649,362, reinsurance commissions received were $150,341 and expenses of $429,227 were transferred to the reinsurers.

         Income, before income taxes, in 1995 was $1,274,903 compared to $1,543,979 in 1994 and $705,652 in 1993. The 1995 income declined 17% from prior year as a result of reduced premium income and level amortization expenses. 1993 income suffered from higher death benefit expenses than the following two years.

         Income, before income taxes, through second quarter 1996, was down approximately 26% in comparison with the second quarter 1995. While the Company received a lawsuit settlement and death claims declined in second quarter, year-to-date claims still exceed those of 1995 and direct premium is less than that of 1995. In addition, the slowing of deferred acquisition costs has increased operating expenses for 1996. Management anticipates claims to level and premium to increase throughout the balance of the year. As production increases, the deferral of acquisition costs can rise and aid in leveling operating costs.

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



            (The remainder of this page is intentionally left blank)

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operation (continued).

         The following table displays pertinent information regarding the short-term borrowings of the Company as they relate to these credit lines:

                1995            1994              1993            1993
             ==========      ==========      ===========     ==========

                SLMA            SLMA           SUN TRUST        SLMA

Balance
@ Year
End          $1,400,553.30    $891,823.47        - 0 -       $9,438,067.96

Weighted
Avg
Interest
@ Year
End             6.3705%         6.566%           - 0 -           3.975%

Maximum
Balance      $1,891,823.47  $3,823,957.61   $1,910,000.00    $9,438,067.96

Average
Balance      $1,159,300.15  $1,443,478.84   $1,276,666.67    $4,516,551.99

Weighted
Rate            6.3705%         6.1024%         6.0000%          3.95881%


         The Company continued its association with University Support Services throughout 1995, for the purpose of making more student loan funds available without increased costs to the Company. This association aided in keeping borrowings to a minimum for 1995. In early 1996, the Company negotiated an out-sourcing agreement for some of its student loans which should reduce borrowing costs and other expenses related to student loans throughout the balance of 1996.

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




                              SOUTHERN SECURITY LIFE INSURANCE
                                          COMPANY

                          BY:  /s/ George Pihakis

                               George Pihakis
                               President, Chief Executive Officer
                               and Director
       Date:
       August 14, 1996    BY:  /s/ David C. Thompson

                               David C. Thompson
                               Executive Vice-President, Secretary
                               Treasurer, Chief Operating Officer
                               and Director