Form 10-Q
period 1996-09-30
SOUTHERN SECURITY LIFE INSURANCE CO
filed 1996-11-14
CIK 109747

                           Form 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

For Quarter Ended September 30, 1996  Commission File No.  2-35669

                SOUTHERN SECURITY LIFE INSURANCE COMPANY
          (Exact name of registrant as specified in its charter)

        Florida                             59-1231733

(State of incorporation)                (I.R.S. tax number)
               755 Rinehart Road, Lake Mary, FL 32746

Registrant's telephone number, including area code:  (407) 321-7113

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

                          Yes  X    No

The number of Registrant's shares outstanding as of the close of the period covered by this report is as follows:
                                          Number Outstanding at
   Title of class                           September 30, 1996

   Class A Common Shares                          1,907,989
   $1.00 per share

                     SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                   Part I
                            FINANCIAL INFORMATION

                                   INDEX


ITEM 1

                                                            Page
FINANCIAL STATEMENTS

Balance sheets - December 31, 1995 and
      September 30, 1996                                     3-4

Statements of Income and Retained
      Earnings - Nine Months Ended September 30,
      1996 and 1995                                            5

Shareholders' Equity                                           6

Statement of Cash Flows - September 30,
      1996 and 1995                                          7-8

Notes to Financial Statements                               9-33

ITEM 2

Management's Discussion and Analysis of the
       Statements of Income                                34-42
        September 30, 1996

Signature Page                                                43

                                     SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                                  BALANCE SHEETS
                                       SEPT. 30, 1996 AND DECEMBER 31, 1995

                                     ASSETS

                                                                                    Sept. 30,                December 31,
                                                                                       1996                      1995

Investments (Note 3):
  Fixed maturities held to
  maturity (fair value,
  $20,713,518 and $15,494,540
  at Sept. 30, 1996 and December
  31, 1995 respectively)                                                         $20,665,436                  $15,165,395

Securities available for sale, At fair value:
    Fixed maturities (cost of
    $18,924,819 at Sept. 30, 1996
    and $21,077,410 at December 31,
    1995                                                                          18,928,245                   21,812,096
  Equity securities (cost,
    $1,503,190 and $1,297,041
    at Sept. 30, 1996 and December
    31, 1995 respectively)                                                         2,138,510                    1,715,386
  Policy and student loans                                                         6,639,649                    9,971,653
  Short-term investments                                                           1,148,009                    1,499,100
  Other Invested Assets                                                               18,609                       22,578
                                                                                      ------                       ------

                                                                                  49,538,458                   50,186,208

Cash & Cash Equivalents                                                            1,287,089                      406,752
Accrued investment income                                                            787,511                      638,809
Deferred policy acquisition
  costs (Note 4)                                                                  17,933,855                   18,145,111
Policyholders' account
  balances on deposit with
  reinsurer (note 7)                                                               8,531,631                    8,440,660
Reinsurance receivable (note 7)                                                      368,232                      514,341
Due from affiliated insurance
  agency (Note 11)                                                                    48,712                         -
Receivables:
  Agent balances                                                                     410,190                      345,014
  Other                                                                              856,986                      318,274
  Refundable income taxes                                                               -                            -
Property and equipment, net
  at cost, (Note 5)                                                                2,804,159                    2,877,181
                                                                                   ---------                    ---------

Total Assets
                                                                                 $82,566,823                  $81,872,350
                                                                                  ==========                   ==========


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                           BALANCE SHEETS (CONTINUED)
                      SEPT. 30, 1996 AND DECEMBER 31, 1995

Balance sheets (continued):

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                    Sept. 30,                December 31,
                                                                                       1996                      1995

Liabilities:
  Policy liabilities and accruals:
    (Notes 6 and 7):
    Future policy benefits                                                         $1,022,005                  $1,050,498
    Policyholder's account balances                                                52,056,604                  50,624,276
    Unearned premiums                                                               8,596,758                   9,116,890
    Other policy claims and benefits
     payable                                                                          725,265                     191,955
  Other policyholders funds,
    dividend and endowment
     accumulations                                                                     59,093                      57,444
  Funds held in reinsurance treaties
    with reinsurers (note 7)                                                        1,134,074                     977,416
  Note payable (Note 8)                                                                  -                      1,400,553
  Note payable to related
     party (note 9)                                                                 1,000,000                   1,000,000
  Due to affiliated insurance agency
    (Note 11)                                                                            -                        243,368
  Other liabilities                                                                 1,279,318                   1,461,990
  Income taxes payable                                                                 16,350                      16,350
  Deferred income taxes
    (Note 10)                                                                       1,191,199                     905,000
                                                                                    ---------                     -------

                                                                                   67,080,666                  67,045,740
                                                                                   ----------                  ----------

Shareholders' equity (Notes 2, 3 and 12):
  Common stock, $1 par, authorized
    3,000,000 shares; issued and
    outstanding 1,907,989 shares                                                    1,907,989                   1,907,989
  Capital in excess of par                                                          4,011,519                   4,011,519
Unrealized appreciation (depreciation)
     on securities available for
     sale                                                                             398,385                     548,647

Retained earnings                                                                   9,168,264                   8,358,455
                                                                                    ---------                   ---------

                                                                                   15,486,157                  14,826,610
                                                                                   ----------                  ----------

                                                                                  $82,566,823                 $81,872,350
                                                                                  ===========                 ===========



                       See notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                THREE MONTHS                                      NINE MONTHS
                                            ENDED SEPTEMBER 30,                               ENDED SEPTEMBER 30,
                                          1996                1995                          1996                1995
                                          ------------------------                          ------------------------

Revenues:

Premium income                           $2,624,593         $ 2,638,278                $7,762,505             $8,058,434
Less reinsurance
ceded                                      (458,411)           (396,455)               (1,352,201)            (1,480,292)
                                           --------            --------                ----------             ----------

Net premium income                        2,166,182           2,241,823                 6,410,304              6,578,142
Net investment income
  (Notes 3 & 8)                             852,254             764,369                 2,507,330              2,249,740

Realized gain (loss)
 on investments
 (Note 3)                                      (313)            115,800                    52,082                 94,768
                                               ----             -------                    ------                 ------

   Total Revenue                         $3,018,123          $3,121,992                $8,969,716             $8,922,650

Benefits, losses &
 expenses:
 Annuity, death and
 other benefits                             858,681           1,046,092                 2,927,110              3,133,095
 Change in future
 policy benefits                            (24,662)            (13,296)                  (28,493)               (59,278)

Amortization of
 deferred policy
 acquisitions costs
  (Note 4)                                  842,602             720,209                 2,456,850              2,244,001
 Operating Expenses
  (Note 11)                                 743,077             665,395                 2,251,054              1,866,749
Interest expense with
 related party
  (Note 9)                                   22,500              22,500                    67,500                 67,500
                                             ------              ------                    ------                 ------

    Total Expenses                       $2,442,198          $2,440,900                $7,674,021             $7,252,067
                                          ---------           ---------                 ---------              ---------

Income before
 income taxes                               575,925             681,092                 1,295,695              1,670,583
Income tax expense
 (benefit)(Note 10)                         215,972             248,609                   485,886                619,668
                                            -------             -------                   -------                -------

Net income                                 $359,953            $432,483                  $809,809             $1,050,915

Retained Earnings,
 beginning                                8,808,311           7,861,984                 8,358,455              7,243,552
                                          ---------           ---------                 ---------              ---------

Retained Earnings,
 ending                                   9,168,264           8,294,467                 9,168,264              8,294,467
                                          =========           =========                 =========              =========

Earnings per share,
 based on 1,907,989
 weighted average
 shares outstanding
 in 1994 & 1995                           $     .19           $     .23                 $     .42              $     .55
                                          =========           =========                 =========              =========


                             See notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                       STATEMENTS OF SHAREHOLDERS' EQUITY
          PERIODS ENDED SEPTEMBER 30, 1996, DECEMBER 31, 1995 AND 1994

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

Balances,
 December 31,
 1993                    1,844,694           1,844,694         3,918,292                120,542          125,000         6,229,573

Capital Stock
 issued                     63,295              63,295            93,227                   -            (125,000)
Net income for
 the year                     -                   -                 -                      -                -            1,013,979
Unrealized
 depreciation
 of securities
 available
 for sale
 investments                  -                   -                 -                  (639,077)            -                 -
                           -------             -------           -------               --------           -------          -----

Balances,
 December
 31, 1994                1,907,989           1,907,989        $4,011,519               (518,535)            -            7,243,552
                         ---------           ---------        ----------              ---------          -------         ---------

Net income for
 the year                     -                   -                 -                     -                 -            1,114,903
Unrealized
 appreciation
 of securities
 available
 for sale                     -                   -                 -                 1,067,182             -                 -
                           -------             -------           -------              ---------          -------          -----

Balances,
 December
 31, 1995                1,907,989          $1,907,989         4,011,519                548,647             -            8,358,455
                         ---------          ----------         ---------              ---------          -------         ---------

Capital Stock
 issued
Net income for
 the year to
 date                         -                   -                 -                      -                -              809,809
Unrealized
 depreciation
 of securities
 available
 for sale
 investments                  -                   -                 -                  (150,263)            -                 -
                           -------             -------           -------              ---------          -------           ----

Balances,
 Sept. 30,
 1996                    1,907,989          $1,907,989         4,011,519                398,385             -            9,168,264
                         ---------          ----------         ---------                -------          -------         ---------



                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            STATEMENTS OF CASH FLOWS
                FOR NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                           INCREASE (DECREASE) IN CASH

                                                                                            1996                       1995
                                                                                            ----                       ----


Cash flows provided by (used in) operating activities:
  Net income (including net realized
    gains and losses on investments)                                                      $809,809                $1,050,915
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
    Depreciation                                                                           129,630                   132,756
    Net realized (gains) or
      losses on investments                                                                (52,082)                  (74,777)
    Loss (Gains) on Disposable of
     property, plant & equipment                                                               124                        917
    Deferred income taxes                                                                  945,731                   504,161
    Amortization of deferred
      policy acquisition costs                                                           2,668,106                 2,244,001
    Acquisition costs deferred                                                          (2,456,850)               (2,293,150)
    Change in assets and liabilities
      affecting cash provided by
      operations:
    Accrued investment income                                                             (148,702)                 (140,035)
    Due from affiliated insurance
      agency                                                                               (48,712)                   (3,350)
    Accounts receivable                                                                   (603,888)                 (114,058)
    Other policy claims and
      future benefits payable                                                              504,817                   380,530
    Reinsurance Receivable                                                                 146,109                   (26,594)
    Policyholders' Account
      Balances                                                                           1,988,407                 1,811,603
    Funds held under
      reinsurance                                                                          156,658                   204,055
    Unearned premiums                                                                     (815,641)                 (345,859)
    Dividend and endowment
      accumulations                                                                          1,649                       (48)
    Payable to affiliated
     insurance agent                                                                      (243,368)                 (225,213)
    Income tax payable
    Other liabilities                                                                     (182,673)                 (508,108)
      Other policyholders'
        funds                                                                                 -                         -
                                                                                           -------                   ----

 Net cash provided by (used in)
     operating activities                                                                2,799,124                 2,597,746

                                  (continued)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                           INCREASE (DECREASE) IN CASH

                                                                                            1996                       1995
                                                                                            ----                       ----

Cash flows from (used in) investing activities:
  Purchase of investments:
    Held to maturity                                                                    (7,400,416)                 (992,860)
    Available for sale                                                                  (1,935,937)               (3,001,641)
    Equity & other                                                                        (579,340)               (2,824,671)
  Proceeds from maturity of held to
    maturity securities                                                                  1,915,750                   885,203
  Proceeds from maturity of available
    for sale securities                                                                    571,234                 1,883,210
  Proceeds from sale of available for
    sale securities                                                                      3,911,838                   550,758
  Proceeds from sales of investments                                                          -                         -
  Proceeds from maturities of investments                                                     -                         -
  Net change in policy and student loans                                                 3,332,004                 1,126,192
  Net change in other investments                                                            3,970                     3,425
  Net change in short term investments                                                     351,091                      -
  Acquisition of property and equipment                                                    (41,378)                 (175,689)
                                                                                           --------                 ---------

    Net cash provided by (used in)
      investing activities                                                                 128,816                (2,546,073)
                                                                                           -------                -----------

Cash flows from financing activities:
   Receipts from universal life and
     certain annuity policies credited
     to policyholder account balances                                                    5,793,753                 4,116,338
   Return of policyholder account
     balances on universal life and
     certain annuity policies                                                           (6,440,803)               (3,732,014)
   Proceeds from short-term borrowings                                                   2,500,000                 2,000,000
   Repayment of short-term
     borrowings                                                                         (3,900,553)              (1,975,318)
                                                                                        -----------              -----------

Net cash provided by financing
   activities                                                                           (2,047,603)                 409,006
                                                                                        -----------                 -------

Increase (decrease) in cash                                                                880,337                  460,679

Cash and cash equivalents at
   beginning of year                                                                       406,752                  638,079
                                                                                           -------                  -------

Cash and cash equivalents at
   end of quarter                                                                       $1,287,089               $1,098,758
                                                                                        ==========               ==========



                           See notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPT. 30, 1996 AND 1995


1.     Nature of business and summary of significant accounting policies:

       (a)     Nature of Business:

               The primary business purpose of Southern Security Life Insurance Company (the "Company") is the issuance of long duration universal life insurance contracts. Prior to 1986, the Company's business included traditional whole life and annuity contracts. The majority of the Company's business is conducted in the states of Florida (50%), Georgia (15%) and Texas (11%). None of the remaining ten states in which the Company is licensed to conduct business account for over 10% of the Company's total business.

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE NINE MONTHS ENDED SEPT. 30, 1996 AND 1995


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

       (d)     Investments:

               Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115") "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires that investments in all debt securities and those equity securities with readily determinable market values be classified into one of three categories: held-to-maturity, trading or available-for-sale. Classification of investments is based upon management's current intent. Debt securities which management has a positive intent and ability to hold until maturity are classified as securities held-to-maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held-to-maturity are not reflected in the financial statements. Debt and equity securities that are purchased for short-term resale are classified as trading securities. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. All other debt and equity securities not included in the above two categories are classified as securities available-for-sale. Securities available-for-sale are carried at fair value, with un-realized holding gains and losses reported as a separate component of stockholders' equity, net of tax and a valuation allowance against deferred

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE NINE MONTHS ENDED SEPT. 30, 1996 AND 1995


1. Nature of business and summary of significant accounting policies (continued):

          (d)    Investments (continued):

                 acquisition costs. At December 31, 1995 and 1994, the Company did not have any investments categorized as trading securities . Adoption of this statement had no effect on the income of the Company.

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE NINE MONTHS ENDED SEPT. 30, 1996 AND 1995


1. Nature of business and summary of significant accounting policies (continued):

          (f)    Deferred Policy Acquisition Costs continued:

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE NINE MONTHS ENDED SEPT. 30, 1996 AND 1995


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE NINE MONTHS ENDED SEPT. 30, 1996 AND 1995

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE NINE MONTHS ENDED SEPT. 30, 1996 AND 1995


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE NINE MONTHS ENDED SEPT. 30, 1996 AND 1995


2.        Basis of financial statements (continued):

                                                                                                    Shareholders'
                                          Net Income                                                   equity
                                   Years Ended December 31,                                         December 31,
                                    1995             1994              1993                   1995                1994
                                    ----             ----              ----                   ----                ----

As reported
 on a statutory
 basis                        $  232,180            55,816            195,794            8,770,411             8,759,282
                              -----------           -------           --------           ----------            ---------

Adjustments:
  Deferred policy
  acquisition
  costs, net                    (290,344)          724,549            152,801           18,145,111            20,104,624
Future policy
  benefits, un-
  earned premiums
  and policy-
  holders' funds               1,006,862           586,243            189,956          (12,340,766)          (14,632,156)
 Deferred
  income taxes                   221,000          (430,000)           142,000             (905,000)             (474,000)
 Asset valuation
  reserve                           -                 -                  -                 807,899               481,454
 Interest main-
  tenance reserve                 24,909            (4,092)            52,501              227,957               203,048
 Non-admitted
  assets                            -                 -                  -                 265,507               431,092
 Unrealized losses
  -SFAS 115                         -                 -                  -                 734,686            (1,374,628)
Capital and
  surplus note                      -                 -                  -              (1,000,000)           (1,000,000)
 Other adjustments,
  net                            (79,704)           81,463            (28,400)             120,805               145,809
                                 -------            ------            -------              -------               -------

 Net increase
  (decrease)                     882,723           958,163            508,858            6,056,199             3,885,243
                                 -------           -------            -------            ---------             ---------

As reported on a
 GAAP basis                   $1,114,903        $1,013,979           $704,652           14,826,610            12,644,525
                               =========         =========            =======           ==========            ==========


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE NINE MONTHS ENDED SEPT. 30, 1996 AND 1995


2.        Basis of financial statements (continued):

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE NINE MONTHS ENDED SEPT. 30, 1996 AND 1995


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
                                                    ===========           =========            ======          ==========


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE NINE MONTHS ENDED SEPT. 30, 1996 AND 1995


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
                                                      ===========           ======           =========         ==========



                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE NINE MONTHS ENDED SEPT. 30, 1996 AND 1995


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

          Fixed maturity securities held-to-maturity:

                                                                               Amortized              Estimated
                                                                                  Cost                Fair value

             Due in one year or less                                           $2,054,658              2,073,000
             Due after one year through
                5 years                                                         9,817,945              9,984,456
             Due after five years through
                ten years                                                       2,005,709              2,150,000
                                                                                ---------              ---------

                                                                               13,878,312             14,207,456
             Mortgage backed securities                                         1,287,083              1,287,084
                                                                                ---------              ---------

                                                                              $15,165,395             15,494,540
                                                                              ===========             ==========


           Fixed maturity securities available-for-sale:

            Due in one year or less                                             2,349,434              2,350,000
            Due after one year through
               5 years                                                         10,047,900             10,195,000
            Due after five years through
               ten years                                                        5,279,717              5,513,000
            Due after ten years                                                 2,787,889              3,145,000
                                                                                ---------              ---------

                                                                               20,464,940             21,203,000
            Mortgage backed securities                                            612,470                609,096
                                                                                  -------                -------

                                                                              $21,077,410             21,812,096
                                                                              ===========             ==========



                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE NINE MONTHS ENDED SEPT. 30, 1996 AND 1995


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE NINE MONTHS ENDED SEPT. 30, 1996 AND 1995


3.        Investments (continued):

          (c)    Investment Income:

                 Net investment income for the periods ended Sept. 30, 1996 and 1995 consists of the following:

                                                                                        1996                 1995
                                                                                        ----                 ----

          Interest:
             Fixed maturities                                                      1,907,499            1,691,250
             Policy and student loans                                                446,024              397,273
             Short-term investments                                                  122,703              180,833
          Dividends on equity securities
             Common stock, including mutual
               fund                                                                   23,582               20,259
          Rents                                                                       88,574               68,965
                                                                                      ------               ------
                                                                                   2,588,382            2,358,580
          Less investment expenses                                                    81,052              109,110
                                                                                      ------              -------

                                                                                   2,507,330            2,249,470
                                                                                   =========            =========


          Net investment income for the years ended December 31, 1995, 1994 and 1993 consists of the following:

                                                                         1995              1994              1993
                                                                         ----              ----              ----


         Interest:
           Fixed maturities                                        $2,319,914         2,080,464         1,485,217
           Policy and student loans                                   483,382           768,631         1,125,035
           Short-term investments                                     333,850           176,941           174,972

         Dividends on equity securities:
           Common stock, including mutual
            fund                                                       28,247            24,418            17,230
                                                                       ------            ------            ------

                                                                    3,165,393         3,050,454         2,802,454
         Less investment expenses                                     166,518           299,683           284,449
                                                                      -------           -------           -------

                                                                   $2,998,875         2,750,771         2,518,005
                                                                   ==========         =========         =========


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE NINE MONTHS ENDED SEPT. 30, 1996 AND 1995


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


4.       Deferred policy acquisition costs:

         Deferred policy acquisition costs at December 31, 1995, 1994 and 1993 consist of the following:

                                                                  1995                 1994              1993
                                                                  ----                 ----              ----

         Deferred policy acquisition
         costs at beginning of year                           $20,104,624           18,279,497        18,126,696

         Policy acquisition costs deferred:
         Commissions                                            1,418,644            2,200,505         3,423,146
         Underwriting and issue costs                             805,794            1,060,192         1,020,134
         Other                                                                         554,955           706,558      926,392
         SFAS 115                                              (1,669,164)           1,100,578              -
                                                               ----------            ---------         ------

                                                                1,110,229            5,067,833         5,369,672
                                                                ---------            ---------         ---------

         Amortization of deferred
          policy acquisition costs                             (3,069,742)          (3,242,706)       (5,216,871)
                                                               ----------           ----------        ----------
         Deferred policy acquisition
          costs at end of year                                $18,145,111           20,104,624        18,279,497
                                                              ===========           ==========        ==========


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE NINE MONTHS ENDED SEPT. 30, 1996 AND 1995


5.        Property and equipment:

          Property and equipment consists of the following:

                                                             Sept.                     December
                                                             1996                 1995          1994
                                                          ----------           ---------------------

             Land                                           $982,027              982,027              982,027
             Building and improvements                     2,172,656                                  2,152,203            2,049,150
             Furniture and equipment                       1,017,178            1,013,268            1,025,436
                                                           ---------            ---------            ---------

                                                           4,171,861            4,147,498            4,056,613
             Less accumulated depreciation                                      1,367,702             1,270,317            1,232,443
                                                                                ---------             ---------            ---------

                                                          $2,804,159           $2,877,181            2,824,170
                                                           =========            =========            =========



         Depreciation expense for the years ended December 31, 1995, 1994 and 1993 totaled $150,213, $148,355, and $163,400, respectively.


6.       Future policy benefits:

         At December 31, 1995 and 1994, future policy benefits, exclusive of universal life and flexible term annuities consist of the following:

                                                      Sept.                            December
                                                    30, 1996                    1995               1994
                                                   ----------                --------------------------


           Life insurance                            $710,705                   746,477                  701,498
            Annuities                                 303,018                   296,242                  332,490
            Accident & health
             insurance                                  8,282                     7,779                    7,657
                                                    ---------                ----------                ---------

           Total life
            insurance policies                     $1,022,005                $1,050,498                1,041,645
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


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE NINE MONTHS ENDED SEPT. 30, 1996 AND 1995


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE NINE MONTHS ENDED SEPT. 30, 1996 AND 1995


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE NINE MONTHS ENDED SEPT. 30, 1996 AND 1995


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


10.       Income taxes:

          As discussed in note 1(j), the Company adopted Statement 109 in 1992 and has applied the provisions of Statement 109 retroactively to January 1, 1991.

          Income taxes for the years ended December 31, 1995, 1994 and 1993 is summarized as follows:

                                               1995                  1994                  1993
                                              ------                ------                -----

         Current:
          Federal                           $370,800               100,000               129,000
          State                               10,200                  -                   14,000
                                              ------               -------                ------

                                             381,000               100,000               143,000
                                            --------               -------               -------

         Deferred:
          Federal                           (188,700)              387,000              (128,000)
          State                              (32,300)               43,000               (14,000)
                                             -------                ------                ------

                                            (221,000)              430,000              (142,000)
                                             -------               -------               -------

                                            $160,000               530,000                 1,000
                                             =======               =======                 =====


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE NINE MONTHS ENDED SEPT. 30, 1996 AND 1995


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE NINE MONTHS ENDED SEPT. 30, 1996 AND 1995


10.       Income taxes (continued):


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
                                                                    ========           =======           =======


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE NINE MONTHS ENDED SEPT. 30, 1996 AND 1995


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE NINE MONTHS ENDED SEPT. 30, 1996 AND 1995


10.       Income taxes (continued):

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE NINE MONTHS ENDED SEPT. 30, 1996 AND 1995

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE NINE MONTHS ENDED SEPT. 30, 1996 AND 1995


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

         In accordance with generally accepted accounting principles, certain costs directly associated with the issuance of new policies are deferred and amortized over the lives of the policies. These costs are defined as deferred policy acquisition costs and are shown in the asset section of the balance sheet of the Company. Capitalized acquisition costs are amortized over the life of the business at a constant rate, based on the present value of the estimated gross profits expected to be realized over the life of the business. FAS 97 requires that estimates of expected gross profits used as a basis for amortization be evaluated on a regular basis, and the total amortization to date be adjusted as a charge or credit to earnings if actual experience or other evidence suggests that earlier estimates be revised. Thus, variations in the amorti-zation of the deferred policy acquisition costs, from one period to the next, are a normal aspect of universal life

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operation (continued).

insurance business and are generally attributed to the recognition of current and emerging experience in accordance with the principles of FAS 97.

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

                                                  Relationships to
                                                   Total Revenues                             Period to Period
                                               Periods Ended Sept. 30                      (Increase or Decrease)
                                               ----------------------                      ----------------------

                                       1996          1995         1994                     96-95            95-94
                                      ------        ------       ------                   -------          ------

Premium Income                           72%           74%          76%                      (2%)             (6%)
Net Investment
 Income                                  28            26           24                        9%               9
Other Income                              -             -            -                        -                -
                                         ---           ---          ---                      ---              --

  Total Revenues                        100%          100%         100%                       0%              (2%)

Losses, claims and
 loss adjustment
 expenses                                32%           34%          34%                      (6%)              8%
Acquisition costs                        28            25           26                        9%             (12)

Other operating
  costs and
  expenses                               26            22           23                       20%              (4)
                                        ----          ----         ----                      ----             ---

  Total Expenses                         86%           81%          83%                       6%              (2%)

Income before income
  taxes                                  14%           19%          17%                     (22%)             (6%)
Provision for
  taxes                                   5             7            6                      (22%)             (7)
                                         ---           ---          ---                     ----              ---

Net Income                                9%           12%          11%                     (23%)             (5%)


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

         Second quarter 1996 production was up 66% over that of first quarter 1996. Third quarter production increased yet another 40%. The new marketing concepts and programs implemented earlier in the year are having the desired positive impact on production and new business. The new BasicLife series products introduced in early 1996 now account for some 42% of production. The Ultimate Life series accounts for another 38%. While fourth quarter is usually somewhat slower with the holidays, the Company anticipates that production will remain about level for the fourth quarter 1996.

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

         Total revenue through third quarter 1996 remained about level with the same period last year as well as second quarter 1996 revenues. Second quarter 1996 revenues reflected the receipt of a lawsuit settlement of approximately $350,000. Third quarter 1996 revenues reflected an additional $100,000 in settlement receipts. Premium continues to lag that of 1995, however, as revenues remained steady between second and third quarters for 1996, premium has increased slightly. Continued production should reverse this trend with time.

         Increased investment in debt securities coupled with reduced expenses for student loan processing accounted for the 9% increase in investment income for the year 1995. The Company's investment in student loans is declining each year in response to increased costs designated by the government. This trend is expected to

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operation (continued).

continue and show significant change in 1996.

         Again, investment income through third quarter 1996 continued its prior growth. It continues to have surpassed the 1995 by about 11% Continued investment growth from funds made available through decreased student loan lending coupled with additional growth in rental income accounts for much of this increase. Out-sourcing student loans has cut costs associated with this investment as well as made additional funds available for investment.

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

         While first quarter 1996 death claims showed a significant increase, second quarter claims declined. Third quarter claims declined yet again. First quarter claims were $555,000, second quarter's declined to $340,000 and third quarter's declined to $200,000. In comparison with third quarter 1995, 1996 claims are still up about $125,000 year-to-date.

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

         The amortization of deferred policy aquisition costs through third quarter 1996 continue their increase over 1995 by about 9%. The lapse rate of the past several years in conjuction with the slow in production have had an impact on increasing the amortization of deferred policy aquisition costs, even after unlocking considerations. In response, the Company is making adjustment to current deferred costs so as to not further increase amortization costs.

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

         The Company's adjustment to current year's deferred aquisition costs has a direct impact on operation expenses. As the Company continues to slow the deferral of these costs to the asset, it has increased operating expenses. Therefore, operating expenses through third quarter 1996 are up 21% over the same period for 1995. The Company has not yet completed current year's testing for the recoverability of DAC and continues to be sensitive to slowing costs. Increased marketing costs are have an impact on production but the Company watches these expenses in relation to the generated profits.

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

         Reinsurance premiums ceded through third quarter 1996 amounted to $1,352,201. Policy benefits were reduced by $666,073, reinsurance commissions received were $240,583 and expenses of $693,772 were transferred to the reinsurers.

         Income, before income taxes, in 1995 was $1,274,903 compared to $1,543,979 in 1994 and $705,652 in 1993. The 1995 income declined 17% from prior year as a result of reduced premium income and level amortization expenses. 1993 income suffered from higher death benefit expenses than the following two years.

         Income, before income taxes, through third quarter 1996, was down approximately 22% in comparison with the third quarter 1995. While the Company has received lawsuit settlements and death claims continue to be low, operating expenses and the amortization of DAC continue to impact the income line. Management does not anticipate this trend turning around this year, but to continue to decline so

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operation (continued).

that next year's trend reverses. As production increases, the deferral of aquisition costs can rise in relation and aid in leveling operating costs.

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

         Student loans are a service the Company makes available to the public as well as an investment. While the Company anticipates the seasonal demand for student loan funds and the subsequent sale of such loans to the Student Loan Marketing Association (SLMA), there are times when additional funds are required to meet demand for student loans until such time as the sale thereof to SLMA can be completed. In 1995 the Company renewed its $15,000,000 line of credit with SLMA in order to meet these seasonal borrowing requirements. The Company made several draws against this line of credit throughout the seasonal period of 1995. The Company anticipates continued borrowings to be made through this line of credit with SLMA to the extent that student loan borrowings are required for 1996. SLMA offers a more competitive rate of interest on such borrowings than the Company has been able to obtain through banks.

         Year-to-date 1996, the Company has not required any borrowings on this line as it has out-sourced student loans.

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

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operation (continued).

         The Company recently executed a lease with a new tenant for the remaining 1200 square foot of rentable space on the first floor of its office building. The contract includes the build-out of the space to serve as office space. The Company has agreed to cover expenditures of the build-out and the lessee has agreed to rent the space for a five year period. The build-out had a cost of approximately $20,000, completed in third quarter 1996. The Company, at this time, has no other material commitments for capital expenditures through the balance of this year.

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




                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                        BY:    /s/ George Pihakis
                                               George Pihakis
                       President, Chief Executive Officer
                                               and Director

Date:
November 14, 1996                       BY:    /s/ David C. Thompson
                                               ---------------------
                                               David C. Thompson
                       Executive Vice-President, Secretary
                       Treasurer, Chief Operating Officer
                                               and Director