Form 10-K
period 1996-12-31
SOUTHERN SECURITY LIFE INSURANCE CO
filed 1997-05-02
CIK 109747

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1996
                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File No. 2-35669

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
               (Exact name of Company as specified in its charter)

                 Florida                           59-1231733
       (State or other jurisdiction    (Employer Identification Number)
    of incorporation or organization)

                   755 Rinehart Road, Lake Mary, Florida 32746
               (Address of principal executive offices) (Zip Code)

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

The number of shares of the Company outstanding as April 1, 1996 is as follows:
                                                Number Outstanding at
             Title of Class                        April 1, 1996
             Common Stock
             Par value $1.00 per share                1,907,989

                                     PART I
Item 1.  Business.

         Southern Security Life Insurance Company ("the Company") is a legal reserve life insurance company authorized to transact business in the states of Alabama, Florida, Georgia, Hawaii, Indiana, Illinois, Kentucky, Louisiana, Michigan, Missouri, Oklahoma, South Carolina, Tennessee and Texas. It was incorporated under Florida law in 1966 and was licensed and commenced business in 1969. The Company obtained authorization in the states of Indiana and Oklahoma in 1996 and will continue the process of seeking authorization, directly or through acquisition, to transact business in additional states during 1997. During 1996, approximately 43% of the premium income of the Company was from business in force in its state of domicile. The Company's only industry segment is the ordinary life, accident and health and annuity business.

         The Company at present  writes  universal  life  policies  with various companion riders as well as a traditional life product. In the past it has written various forms of ordinary life insurance policies and annuity contracts. The Company's accident and health insurance business has never been a significant portion of the Company's business. It does not presently write industrial life or group life insurance other than through its participation as a reinsurer in the Servicemen's Group Life Insurance Program ("SGLI"). In 1996, the Company introduced a new whole life product designed to appeal to the final expense market.

         The Company introduced its first universal life product in 1986 and currently has two principal universal life products in force. These universal life products offer flexibility to the client as well as tax advantages, both currently and upon the death of the insured. These products allow the Company to better compete in the current market environment. In excess of 60% and 98% of the policies written by the Company in 1996 and 1995 respectively, were for the universal life products.

         During first quarter 1996, the Company introduced a new series of products designed for the seniors market. This new series targets the needs of senior citizens especially as they plan for their final expenses. A lead generation program was used to support this new product as it was introduced. New field sales representatives are actively recruiting to market the product.

         The Company is continuing to support its traditional universal life marketing as well. The Company established a lead generation program which has been coupled with a recruiting program for new sales agents to help rebuild the market. This has helped to increase opportunities to expand sales of its universal life products which are designed to provide an insurance program as well as a savings vehicle through the cash values of the policy.

         The following table provides information (on a statutory basis) concerning the amount and percentage of premium income resulting from the principal lines of insurance written by the Company during the periods indicated:


                               1996                             1995                                1994
                               ====                             ====                                ====

                                      Per-                            Per-                               Per-
                       Amount         centage           Amount        centage             Amount         centage
Life
Insurance-
Ordinary
(1)(2)                 $9,225,755        92%          $10,220,659       93%              $11,549,563      95%

Individual
Annuities
(1)                       307,618         3%              195,473        2%                  102,992       1%

Life
Insurance-
Group
(SGLI)                    529,554         5%              518,597        5%                  536,880       4%

Other -
Accident &
Health                      1,274         0%                1,385        0%                    1,628       0%
                      -----------       ----         ------------      ----              -----------     ----

                      $10,064,201       100%          $10,936,114      100%              $12,191,063     100%
                      ===========       ====          ===========      ====              ===========     ====



(1) A portion of each of the deposit term policies previously sold by the Company represents ordinary life insurance and the balance represents an individual annuity.

(2) The 1995 and 1996 premium income for life insurance-ordinary are net of reductions of $2,105,768 and $1,767,418, respectively, in ceded premium paid to all reinsurers, including Mega Life.

            (The remainder of this page is intentionally left blank)

          The following table gives information [on a generally accepted accounting principles basis] for the Company concerning operating ratios for the periods indicated:

                                                 1996                    1995                     1994
                                                 ----                    ----                     ----

Total Net Insurance
 revenues                                     $7,915,027              $8,158,938               $9,299,789


Benefit Costs:
  Amount                                      $3,818,562              $4,061,096               $4,115,257
  Ratio to Net Premium
   Income                                           48.2%                   49.8%                    44.3%

Acquisition Expenses:
  Amount                                      $3,364,738              $3,069,742               $3,242,706
  Ratio to Net Premium
   Income                                           42.5%                   37.6%                    34.9%

General Insurance Expenses:
  Amount                                      $3,246,552              $2,825,280               $3,276,386
  Ratio to Net Premium
    Income                                            41%                   34.6%                    35.2%

Income Before Income Taxes:
  Amount                                      $1,588,505              $1,274,903               $1,543,979
  Ratio to Net Premium
   Income                                           20.1%                   15.6%                    16.6%
  Ratio to Total Income                             13.1%                   11.4%                    12.7%
  Ratio to Equity                                   10.1%                    8.6%                    12.2%



            (The remainder of this page is intentionally left blank)

         The following table provides information about the Company concerning changes in life insurance in force (shown in thousands -000 omitted) during the periods indicated (exclusive of acciden tal death benefits):

                                                            1996                  1995                     1994
                                                            ----                  ----                     ----
Total life insurance in force at
beginning of period:
   Ordinary Whole Life &
    Endowment-Participating                                 $584                     $583                     $750
   Ordinary Whole Life &
    Endowment-Non-Participating                        1,289,250                1,459,149                1,603,358
   Term                                                    8,371                    9,422                   12,051
   SGLI                                                  507,552                  531,502                  564,828
                                                         -------                  -------                  -------

   Total                                              $1,805,757               $2,000,656               $2,180,987

Additions (including re-insurance assumed):
   Ordinary Whole Life &
    Endowment-Participating                                - 0 -                    - 0 -                    - 0 -
   Ordinary Whole Life &
    Endowment-Non-Participating                          122,578                  125,961                  188,622
   Term                                                    - 0 -                    - 0 -                    - 0 -
   SGLI                                                   64,071                        8                        9
                                                         -------                  -------                  -------

   Total                                                $186,649                 $125,969                 $188,631


Terminations:
  Death                                                   $1,756                   $2,204                   $1,849
  Lapse and Expiry                                        73,919                   89,868                  114,372
  Surrender                                              212,801                  228,334                  251,306
  Other                                                      280                      463                    1,435
                                                         -------                  -------                    -----
  Total                                                 $288,756                 $320,869                 $368,962

Life Insurance in force at end of period:
   Ordinary Whole Life &
   Endowment-Participating                                  $441                     $583                     $583
   Ordinary Whole Life &
   Endowment-Non-Participating                         1,157,624                1,289,250                1,459,149
   Term                                                    7,884                    8,371                    9,422
   SGLI                                                  537,701                  507,552                  531,502
                                                         -------                  -------                  -------

   Total                                              $1,703,650               $1,805,756               $2,000,656
                                                       ---------                ---------                ---------
Reinsurance Ceded                                       (386,084)                (448,382)                (502,185)
                                                        --------                 --------                 --------
Total after Reinsurance Ceded                         $1,317,566               $1,357,374               $1,498,471


Lapse Ratio (Reflecting termina-
tion by surrender and lapse;
ordinary life insurance only):                              20.5%                    21.1%                    21.5%


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

                     Mean                        Gross                     Net
Fiscal            Investment                   Investment               Investment                Net
Year              Assets (1)                    Income(2)               Income (3)              Yield (4)
-----             ----------                   ----------               ----------              ---------

1996              $51,752,712                  $3,508,161               $3,318,267                6.41%

1995              $46,899,142                  $3,225,630               $2,998,875                6.39%

1994              $46,573,901                  $3,111,186               $2,750,771                5.91%


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

         The Company presently sells its policies on a general agency basis through a field force consisting of approximately 247 agents. All such agents are licensed as agents of, and sell for, the Company and are independent contractors who are paid exclusively on a commission basis for sales of the Company's policies. Some of the Company's agents are part-time insurance agents. Most of the Company's agents are associated with Insuradyne Corporation, a wholly-owned subsidiary of the Company's parent, Consolidare Enterprises, Inc. See "Certain Relationships and Related Transactions" in item 13, Part III of this Report.

         The Company presently employs 37 persons, none of whom are covered under any collective bargaining agreements. The Company feels it has good relations with its employees.

         Section 624.408 of the Florida Statutes requires a stock life insurance company to maintain minimum surplus on a statutory basis at the greater of $1,500,000 or four percent (4%) of total liabilities. The Company's required statutory minimum surplus calculated in accordance with this section is approximately $1,800,000. If the capital and surplus of the Company computed on such basis should fall below that amount, then the Company's license to transact insurance business in the State of Florida, the Company's most significant market, could be revoked unless the deficiency is promptly corrected. As of December 31, 1996, the Company had statutory capital and surplus of $9,283,928, well in excess of the required minimum.

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

         The "Company Action Level" is triggered if an insurer's Total Adjusted Capital is less than 200% of its "Authorized Control Level RBC" (as defined in the Model Act), or less than 250% of its Authorized Control Level RBC and the insurer has a negative trend ("the Company Action Level"). At the Company Action Level, the insurer must submit a comprehensive plan to the regulatory authority of its state of domicile which discusses proposed corrective actions to improve its capital position.

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

         Based on calculations using the NAIC formula as of December 31, 1996, the Company was well in excess of all four of the control levels listed.

         The industry in which the Company is engaged is highly competitive. There are in excess of 850 life insurance companies licensed in Florida, where a substantial amount of the Company's premium income is produced, and there are comparable numbers of insurance companies licensed in Alabama, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Michigan, Missouri, South Carolina, Tennessee and Texas. Many of the Company's competitors have been in business for longer periods of time, have substantially greater financial resources, larger sales organizations, and have broader diver sification of risks. A large number of the Company's competitors engage in business in many states and advertise nationally while the Company conducts its business on a regional basis. The Company is not a significant factor in the life insurance business in any state where the Company does business.

         The states of Alabama, Florida, Georgia, Hawaii, Illinois, Indiana, Kentucky, Louisiana, Michigan, Missouri, Oklahoma, South Carolina, Tennessee and Texas require that insurers secure and retain a license or a certificate of authority based on compliance with established standards of solvency and demonstration of managerial competence. The Company, like other life insurers, is subject to extensive regulation and supervision by state insurance regulatory authorities. Such regulation relates generally to such matters as minimum capitalization, the nature of and limitations on investments, the licensing of insurers and their agents, deposits of securities for the benefit and protection of policyholders, the approval of policy forms and premium rates, periodic examination of the affairs of insurance companies, the requirement of filing annual reports on a specified form and the provision for various reserves and accounting standards.

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

         In 1994, the Florida Department of Insurance issued a new regulation that required all companies who are not already using the CRVM method to phase into that method over a period of five years. As required, the Company has filed with the Department its plan to comply with the new regulation and implemented the plan beginning January 1, 1995. This has resolved then pending discussions with the Florida Insurance Department on the Company's reserving methods. The CRVM reserving method applies only to the Company's statutory financial statements. For the year 1995 the increase in the statutory reserve due to the implementation of this regulation was approximately $404,000, for 1996 the increase was $158,000.

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

         The Company maintains its own policy files, prepares its own policy forms (with the assistance of its consulting actuaries), selects risks, calculates premiums, prepares premium notices, pre authorized checks and commission statements, and maintains all of its accounting records.

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


Item 2.  Properties.

         The Company's corporate headquarters is located in a two story office building in Lake Mary, Florida which is owned by the Company. The Company occupies the entire second floor of the building. The remaining rentable space is fully leased as of December 31, 1996.


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

                                         QUARTER ENDED
----------------------------------------------------------------------------
                           1996                            1995
----------------------------------------------------------------------------

          Mar.31  Jun.30  Sep.30  Dec.31    Mar.31  Jun.30  Sep.30  Dec.31
Common
Shares:
  High    5       5 5/8   7 1/2    7 7/8    5 7/8   5 3/8   5 3/8   5 3/8
  Low     4 7/8   4 7/8   5 3/8    7 1/8    4 5/8   4 7/8   5       4 7/8

         (b) Approximate Number of Holders of Common Stock. There were 1,499 holders of record of the Company's Common Stock at December 31, 1996.

         (c) Dividends. The Company has paid no cash dividends to stockholders during the past two years, and it is not anticipated that any cash dividends will be paid at any time in the foreseeable future. The payment of dividends by the Company is subject to the regulation of the State of Florida Department of Insurance. Under such regulation an insurance company may pay dividends, without prior approval of the State of Florida Department of Insurance, equal to or less than the greater of (a) 10% of its accumulated capital gains (losses) (i.e. unassigned surplus) or (b) certain net operating profits and realized net capital gains of the Company, as defined in the applicable insurance statutes. In no case can such dividends be paid if the Company will have less than 115% of the minimum required statutory surplus as to policyholders after the dividend is paid. The maximum amount which the Company could pay as a dividend during 1997 pursuant to such regulation is $1,022,183.

Item 6.  Selected Financial Data.

         The following table presents selected financial data (on a GAAP basis) concerning the Company and its financial results during the periods indicated.








            (The remainder of this page is intentionally left blank)



                                                          YEARS ENDED DECEMBER 31,

                                     1996                    1995                   1994                  1993               1992
                                  ----------               ---------            -----------           -----------         --------
Revenues:
Life insurance                   $7,915,027              $8,158,938             $9,299,789            $10,738,921        $9,512,468
Net investment
    income                        3,318,627              $2,998,875              2,750,771              2,518,005         2,445,460
Realized Gain
  (Loss)on
Investments                         869,502                  60,237                 60,732                138,985           169,955
Gain on
 Reinsurance
 Transaction                           -                       -                      -                      -              639,455
                                   --------             -----------            -----------            -----------          --------

Total Revenue                   $12,103,156             $11,218,050            $12,111,292            $13,395,911       $12,767,338

Benefits, Losses
 & Expenses:
 Insurance
    living
    benefits                     $2,420,021              $2,636,851             $2,815,194             $2,848,888        $2,934,734
 Insurance death
    benefits                      1,398,541               1,424,245              1,300,063              1.871,590         1,562,431
    in policy
    reserves                         (5,201)               (12,971)               (67,036)               (152,011)        (246,642)
 Amortization of
    deferred policy
    acquisition
    costs                         3,364,738               3,069,742              3,242,706              5,216,871         4,411,788
 Commissions and
    General
    Expenses                      3,246,552               2,735,280              3,186,386              2,814,921         2,292,977
 Interest expense
    with related
    party                            90,000                  90,000                 90,000                 90,000            91,250
                                     ------                  ------                 ------                 ------            ------

Total Expenses:                 $10,514,651              $9,943,147            $10,567,313            $12,690,259       $11,046,538
                                -----------              ----------            -----------            -----------       -----------
Income before
  Income Taxes                   $1,588,505              $1,274,903             $1,543,979               $705,652        $1,720,800
                                 ----------              ----------             ----------               --------        ----------
  Income taxes                      196,000                $160,000               $530,000                 $1,000         $(49,400)
                                 ----------                --------               --------                 ------         ---------


NET INCOME                       $1,392,505              $1,114,903             $1,013,979               $704,652        $1,770,200
                                 ==========              ==========             ==========               ========        ==========

Weighted average
  number of
  shares
  outstanding                     1,907,989               1,907,989              1,907,989              1,844,694         1,844,694
                                  ---------               ---------              ---------              ---------         ---------

Net income per
  common
  share                                $.73                    $.58                   $.53                   $.38              $.96
                                        ---                    ----                   ----                   ----              ----

Shareholders'
  Equity                        $15,661,588             $14,826,610            $12,644,525            $12,238,101       $11,352,540
                                ===========             ===========            ===========            ===========       ===========

Shareholders'
  equity per
  common
  share                               $8.20                   $7.77                  $6.63                  $6.63             $6.15
                                      =====                  ======                  =====                  =====             =====


                                     1996                  1995                   1994                    1993            1992
                                  ----------          --------------         --------------          -------------    --------
Assets                           $81,809,360             $81,872,350            $77,185,070            $81,211,540      $64,431,214
                                 -----------             -----------            -----------            -----------      -----------

Life Insurance:
  Insurance in
  force                        $1,703,650,00          $1,805,756,000         $2,000,656,000         $2,180,987,000   $2,063,910,000
                               -------------          --------------         --------------         --------------   --------------

Individual
  insurance
  issued during
  current
  year                          $121,646,000            $124,222,000           $184,364,000           $325,869,000     $556,570,000
                                ------------            ------------           ------------           ------------     ------------

Long term
  obligation                      $1,000,000              $1,000,000             $1,000,000             $1,000,000       $1,000,000

Dividends
  declared per
  common share                         $0.00                   $0.00                  $0.00                  $0.00            $0.00


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

         Pursuant to the accounting methods prescribed by Statement of Financial Accounting Standards No. 97 (SFAS 97), premiums received from policyholders on universal life products are credited to policyholder account balances, a liability, rather than income. Revenues on such products result from the mortality and administrative fees charged to policyholder balances in addition to surrender charges assessed at the time of surrender as explained above. Such costs of insurance, expense charges, and surrender fees are recognized as revenue as earned. In addition, the Company has adopted policy designs with the characteristic of having higher expense charges during the first policy year than in renewal years. Under SFAS 97, the excess of these charges are reported as unearned revenue. The unearned revenue is then amortized into income over the life of the policy using the same assumptions and factors used to amortize capitalized acquisition costs. Interest credited to policyholder balances is shown as a part of benefit expenses.

         In accordance with generally accepted accounting principles, certain costs directly associated with the issuance of new policies are deferred and amortized over the lives of the policies. These costs are defined as deferred policy acquisition costs and are shown in the asset section of the balance sheet of the Company. Capitalized acquisition costs are amortized over the life of the business at a constant rate, based on the present value of the estimated gross profits expected to be realized over the life of the business. SFAS 97 requires that estimates of expected gross profits used as a basis for amortization be evaluated on a regular basis, and the total amortization to date be adjusted as a charge or credit to earnings if actual experience or other evidence suggests that earlier estimates be revised. Thus, variations in the amortization of the deferred policy acquisition costs, from one period to the next, are a normal aspect of universal life insurance business and are generally attributed to the recognition of current and emerging experience in accordance with the principles of SFAS 97.

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

                                                  Relationships to
                                                   Total Revenues                             Period to Period
                                              Years Ended December 31                      (Increase or Decrease)

                                       1996          1995         1994                     96-95            95-94
                                      ------        ------       ------                   -------          ------
Insurance Revenues                       65%           73%          77%                      (3%)            (12%)
Net Investment Income                    35            27           23                       11%               9%
Other Income

  Total Revenues                        100%          100%         100%                       8%              (7%)

Losses, claims and
 loss adjustment
 expenses                                31%           36%          33%                       6%              (0%)
Acquisition costs                        28            27           27                       10%               5%

Other operating
  costs and
  expenses                               27            26           27                       18%             (14%)
                                        ----          ----         ----                      ----            -----

  Total Expenses                         86%           89%          87%                       6%              (4%)

Income before income
  taxes                                  14%           11%          13%                      24%             (17%)
Provision for
  taxes                                   2             1            5                       22%             (70%)
                                         ---           ---         ----                      ---             -----

Net Income                               12%           10%           8%                      25%              10%



Results of Operations.

         New business written was 122, 124 and 189 million dollars in face value for 1996, 1995 and 1994, respectively. While the face amount issued declined again in 1996, new business production actually increased. The company entered a new market known as the final expense market. Generally, policies issued in this market are of a lesser face value than those of the Universal Life market. That being the case, the face amount of insurance appears to have declined, however the actual number of policies issued increased. In 1995 the Company issued 1,696 new policies. In 1996, 2,702 policies were issued for an increase of 59%. The Company is encouraged by these results and anticipates a continuation of this trend throughout 1997.

         Premium and policy charges for 1996 was recorded at $7.7 million, 1995 was recorded at $7.9 million and 1994 at $9.1 million. While policy production was up for 1996, premium and policy cahrges went down.

         The 1996 premium and policy charges for 1996 was recorded at 7.7%. Several factors have combined to create this decline. Continued lapsation in the universal life book of business has resulted in reduced revenues in administrative and mortality fees. New production has not increased as significantly as would be needed to be beneficial and the new product currently being marketed has lower premiums than those of the universal life product. Surrender fee income declined 13.7% from that of 1995. Surrender fee income is dependent upon the duration and value of the policies lapsing. Should the policies be in their early years, the fee is high, however, limited to the value in the policy which is smaller in the early years. The older policies have lower surrender fees and greater account values from which to collect those fees.

         The 1995 decline of 13% in premium and policy charges was attributed somewhat to the decline in the Company's insurance in force and therefore an associated reduction in administrative and mortality fees. Surrender fees for 1995 decreased by approximately 5% from 1994.

         The balance of the decline in 1996, 1995 and 1994 premium and policy charges is related to the unlocking, for current and future experience, of unearned premium. Unearned premium essentially represents the excess first year charges in the policy. With the advice and assistance of our consulting actuaries, each year the Company reviews its current experience rates for mortality, credited interest spreads, lapse rates, surrender fees and the like, and adjusts its amortization of deferred acquisition costs and unearned premium to the appropriate levels for both the current experience and anticipated future experience. This is an ongoing refinement process.

         Increased investment in debt securities coupled with reduced expenses for student loan processing are responsible for the 10% increase in 1996 and 9% increase in 1995 investment income. The Company continues to review its investment strategies to increase its earned interest rate. As a part of this process of review and refinement, the Company sold its entire stock portfolio just prior to year end 1996. This created a significant increase in realized gains for 1996. The resulting funds are to be invested in a more aggressive stock market fund which should create an increased yield for the Company. Additional changes in the Company's holdings are being planned for 1997.

         Annuity, death and other benefits decreased slightly in both 1996 and 1995. This expense line is a combination of several expenses with death claims, annuity benefits and surrender benefits comprising the most significant portion of the total line. In 1996 each of these expenses declined slightly, whereas in 1995 death claims actually rose slightly. A significant increase or decrease in death claims in any given year can have a marked impact on the results of operations in a small company.

         The amortization of deferred acquisition costs increased in 1996, following a two year decline in 1995 and 1994. The amortization of deferred acquisition costs is a continuous refinement process which relates to current experience in connection with revenues, mortality gains and losses, credited interest rate spreads, expense charges and surrender charges. The change in the rate of amortization of both deferred acquisition costs and unearned premium liabilities is due to "unlocking" for current and future experience based on the results of the changing experience encountered as required under FAS 97.

         Operating expenses for the Company were $3.3 million, $2.7 million and $3.2 million for 1996, 1995 and 1994, respectively. Several items are responsible for the increased operating costs of 1996. The lead program used to introduce and promote our new product was not without cost. The Company also attempted some new marketing procedures in 1996 which added to these costs. In addition, legal expenses were higher in 1996 than in 1995. The Company has reviewed its promotional expenses and now that the new product has established a market, has cut back on these expenses. The increased legal costs were related to the settlement of another lawsuit whereby the Company received settlement of approximately $400,000, which flowed through income and paid the associated attorneys fees. Operating expenses for 1994 also reflect increased legal expenses, however these expenses were associated with settlements paid rather than received.

         Reinsurance premiums ceded for 1996, 1995 and 1994 were $1,767,418, $2,112,884 and $2,508,749 respectively. Policy benefits were reduced due to reinsurance recoveries of $709,643, $405,345 and $679,622 for 1996, 1995 and
1994, respectively. Reinsurance commissions amounted to $308,179 for 1996 and $397,253 and $679,522 for 1995 and 1994 respectively. In addition, under the terms of the Company's treaty with Mega Life (formerly United Group Insurance Company) expenses of $956,143 were transferred for 1996 and $911,452 and $1,163,843 for 1995 and 1994 respectively. In 1995, the company amortized the remaining $200,000 of deferred gain, under the aforementioned treaty, against deferred acquisition costs for 1995.

        Income, before income taxes, in 1996 was $1,588,505, inclusive of gain on equity securities of $873,299, compared to $1,274,903 in 1995 and $1,543,979 in 1994. The 1995 income declined 17% from prior year as a result of reduced premium income and level amortization expenses.

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

         Student loans are a service the Company makes available to the public as well as an investment. While the Company anticipates the seasonal demand for student loan funds and the subsequent sale of such loans to the Student Loan Marketing Association (SLMA), there are times when additional funds are required to meet demand for student loans until such time as the sale thereof to SLMA can be completed. In 1995 the Company renewed its $5,000,000 line of credit with SLMA in order to meet these seasonal borrowing requirements. The Company made no draws against this line of credit throughout the seasonal period for 1996. The Company anticipates continued borrowings to be made through this line of credit with SLMA to the extent that student loan borrowings are required for 1997. SLMA offers a more competitive rate of interest on such borrowings than the Company has been able to obtain through banks.

         The following table displays pertinent information regarding the short-term borrowings of the Company as they relate to these credit lines:

                                                                     1995 SLMA                           1994 SLMA
                                                                     =========                           =========
Balance @ Year End                                               $1,400,553.30                         $891,823.47

Weighted Avg. Interest
@ Year End                                                              6.3705%                              6.566%

Maximum Balance                                                  $1,891,823.47                       $3,823,957.61

Average Balance                                                  $1,159,300.15                       $1,443,478.84

Weighted Rate                                                           6.3705%                             6.1024%

         The Company began a new association with USA Group, CAP Program in 1996, for the purpose of making more student loan funds available without increased costs to the Company. This association aided in eliminating borrowings for 1996. In 1995, a similar program was in effect with University Support Services.

         Except as otherwise provided herein, management believes that cash flow levels in future periods will be such that the Company will be able to continue its prior growth patterns in writing life insurance policies, fund Federally insured student loans and meet normal operating expenses.

         The National Association of Insurance Commissioners, in order to enhance the regulation of insurer solvency, issued a model law to implement risk-based capital (RBC) requirements for life insurance companies, which are designed to assess capital adequacy. Pursuant to the model law, insurers having less statutory surplus than required by the RBC calculation will be subject to varying degrees of regulatory action. While Florida, the Company's state of domicile, had yet to adopt the provisions of the RBC model law, the Company is monitoring their RBC results in anticipation of future adoption. At December 31, 1996, the Company had statutory surplus well in excess of any RBC action level requirements.

         The Company has now fully leased all rentable space on the first floor of its office building. The Company has no material commitments for capital expenditures throughout the balance of the year 1997.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Security Life
Insurance Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




KPMG Peat Marwick, LLP

Orlando, Florida
April 18, 1997

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                 Balance Sheets

                           December 31, 1996 and 1995

    Assets                                                                        1996                   1995
    ------                                                                        ----                   ----
Investment (note 3):
    Fixed maturities held to maturity
      (fair value, $15,140,919 and
      $15,494,540   at December 31,
      1996 and 1995, respectively)                                              $14,974,962            15,165,395
    Securities available for sale,
      at fair value:
      Fixed maturities (cost of
        $24,298,618 at December 31,
        1996 and $21,077,410 at
        December 31, 1995)                                                       24,476,239            21,812,096
      Equity securities (cost, $0
        and $1,297,041 at
        December 31, 1996 and
          1995, respectively)                                                          -                1,715,386
    Policy and student loans                                                      7,315,809             9,971,653
    Short-term investments                                                        4,539,106             1,499,100
    Other invested assets                                                            13,100                22,578
                                                                                 ----------            ----------

                                                                                 51,319,216            50,186,208

Cash and cash equivalents                                                           206,056               406,752
Accrued investment income                                                           687,699               638,809
Deferred policy acquisition costs
    (note 4)                                                                     16,979,612            18,145,111
Policyholders' account balances on
    deposit with reinsurer (Note 7)                                               8,522,449             8,440,660
Reinsurance receivable (note 7)                                                     379,692               514,341
Receivables:
    Agent balances                                                                  588,290               345,014
    Other                                                                           340,680               318,274
    Refundable income taxes                                                            -                     -
Property and equipment, net,
    at cost (note 5)                                                              2,785,666             2,877,181



                                                                                $81,809,360            81,872,350
                                                                                ===========            ==========













                 See accompanying notes to financial statements

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                           December 31, 1996 and 1995



    Liabilities and Shareholders' Equity                                            1996                     1995
    ------------------------------------                                            ----                     ----
Liabilities:
    Policy liabilities and accruals (notes 6 and 7):
      Future policy benefits                                                      $ 985,720             1,050,498
      Policyholders' account balances                                            52,347,996            50,624,276
      Unearned premiums                                                           8,249,190             9,116,890
      Other policy claims and benefits
        payable   293,221                                                           191,955
    Other policyholders' funds, dividend
      and Endowment accumulations                                                    59,596                57,444
    Funds held in reinsurance treaties
      with Reinsurers (note 7)                                                    1,193,366               977,416
    Note payable (note 8)                                                              -                1,400,553
    Note payable to related party
      (note 9)                                                                    1,000,000             1,000,000
    Due to affiliated insurance
      agency (note 11)                                                               33,411               243,368
  General expenses accrued                                                          894,131             1,025,372
  Unearned investment income                                                        228,032               188,360
    Other liabilities                                                               204,845               248,258
    Income taxes payable                                                             70,164                16,350
    Deferred income taxes (note 10)                                                 588,100               905,000
                                                                                    -------               -------

                                                                                 66,147,772            67,045,740
                                                                                 ----------            ----------


Shareholders' equity (notes 2,3 and 12):
    Common stock, $1 par, authorized
      2,000,000 shares; issued and out-
      standing, 1,907,989 shares                                                  1,907,989             1,907,989
    Capital in excess of par                                                      4,011,519             4,011,519
    Unrealized appreciation (depreciation)
      on securities available for sale, net
      of adjustment to deferred policy acquisition
      costs of $187,196 ($(273,077)
      in 1995) and net of deferred Federal
      income tax benefit of ($675)
      ($331,000 expense in 1995)                                                    (8,880)               548,647
    Retained earnings                                                             9,750,960             8,358,455
                                                                                  ---------             ---------

                                                                                 15,661,588            14,826,610
Commitments and contingencies
    (notes 7 and 14)




                                                                                $81,809,360            81,872,350
                                                                                ===========            ==========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                              Statements of Income

                  Years ended December 31, 1996, 1995, and 1994



                                                                1996                1995                  1994
                                                                ----                ----                  ----
Revenues:
    Premium and policy
    charges                                                 $7,702,639           7,919,362             9,122,389
    Less reinsurance ceded                                  (1,030,673)         (1,201,432)           (1,344,907)
    Surrender fee income                                     1,243,061           1,441,008             1,522,307
                                                             ---------           ---------             ---------

        Net insurance revenue                                7,915,027           8,158,938             9,299,789
    Net investment income
      (notes 3 & 8)                                          3,318,627           2,998,875             2,750,771
    Realized gain on
      investments (note 3)                                     869,502              60,237                60,732
                                                               -------              ------                ------

                                                            12,103,156          11,218,050            12,111,292
                                                            ----------          ----------            ----------


Benefits, losses and expenses:
    Annuity, death, surrender
      and other benefits                                     3,818,562           4,061,096             4,115,257
    Decrease in future policy
      benefits                                                  (5,201)            (12,971)              (67,036)
    Amortization of deferred
      policy acquisition
      costs (note 4)                                         3,364,738           3,069,742             3,242,706
    Operating expenses
      (note 11)                                              3,246,552           2,735,280             3,186,386
    Interest expense with
      related party (Note 9)                                    90,000              90,000                90,000
                                                                ------              ------                ------

                                                            10,514,651           9,943,147            10,567,313
                                                            ----------           ---------            ----------

        Income before income taxes                           1,588,505           1,274,903             1,543,979

Income tax expense (benefit) (note 10)                         196,000             160,000               530,000
                                                              --------             -------               -------

        Net income                                          $1,392,505           1,114,903             1,013,979
                                                            ==========           =========             =========

Earnings per share, based on
    1,907,989 weighted average
    shares outstanding in 1996,
    1995 and 1994                                                 $.73                 .58                   .53
                                                                  ====                 ===                   ===









                       See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                       Statements of Shareholders' Equity

                  Years ended December 31, 1996, 1995 and 1994


                                                                                   Unrealized
                                                                                  Appreciation
                                                                                 (depreciation)         Agents
                                                                Capital             of equity          Incentive
                                 Common stock                  in excess            security            Stock            Retained
                           Shares             Amount             of par             investments          Bonus            earnings
Balances,
 December 31,
 1993                    1,844,694           1,844,694         3,918,292               120,542          125,000          6,229,573

Capital Stock
 issued                     63,295              63,295            93,227                  -            (125,000)
Net income for
 the year                     -                   -                 -                     -                -             1,013,979
Unrealized
 depreciation
 of securities
 available
 for sale
 investments                  -                   -                 -                 (639,077)            -                  -
                           -------             -------           -------              --------          --------          -----

Balances,
 December
 31, 1994                1,907,989           1,907,989        $4,011,519              (518,535)            -             7,243,552
                         ---------           ---------        ----------              ---------         --------         ---------

Net income for
 the year                     -                   -                 -                     -                -             1,114,903
Unrealized
 appreciation
 of securities
 available
 for sale                     -                   -                 -                1,067,182             -                  -
                           -------             -------           -------             ---------          --------          -----

Balances,
 December
 31, 1995                1,907,989          $1,907,989         4,011,519               548,647             -             8,358,455
                         ---------           ---------         ---------               -------          --------         ---------

Capital Stock
 issued
Net income for
 the year to
 date                         -                   -                 -                     -                -             1,392,505
Unrealized
 depreciation
 of securities
 available
 for sale
 investments                  -                   -                 -                 (557,527)            -                  -
                           -------             -------           -------              ---------         --------           ----

Balances,
 December 31,
 1996                    1,907,989          $1,907,989         4,011,519                (8,880)            -             9,750,960
                         =========          ==========         =========                ======          ========         =========

                 See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                            Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994


                                                                            1996                        1995                  1994
                                                                            ----                        ----                  ----

Cash flows provided by (used in)
    operating activities:
  Net income (including net realized
    gains and losses on investments)                                    $1,392,505                $1,114,903           $1,013,979
  Adjustments to reconcile net cash
    provided by (used in) operating
    activities:
      Depreciation                                                         173,601                   182,971              190,288
    Net realized (gains) or
      losses on investments                                               (873,298)                  (60,237)             (60,732)
    Loss on disposal of property,
      plant & equipment                                                                                  918                5,326
    Deferred income taxes                                                   16,900                  (221,000)             430,000
    Amortization of deferred
      policy acquisition costs                                           3,364,738                 3,069,742            3,242,706
    Acquisition costs deferred                                          (2,018,043)               (2,779,393)          (3,967,255)
    Change in assets and liabilities
      affecting cash provided by
      operations:
        Accrued investment income                                          (48,890)                  (33,958)             842,643
        Due from affiliated insurance
          agency                                                              -                       10,419                  (50)
        Accounts receivable                                               (265,682)                  305,725              324,561
        Reinsurance Receivable                                             134,649                  (191,157)             (11,835)
        Other policy claims and
          future benefits payable                                           36,488                   (96,568)            (403,263)
        Policyholders' Account balances                                  2,332,863                 2,388,047            2,325,599
        Funds held under reinsurance                                       215,950                   276,715              202,827
        Unearned premiums                                                 (962,941)                 (427,955)            (525,609)
        Dividend and endowment
          accumulations                                                      2,152                     2,069                  838
        Payable to affiliated insurance
          agent                                                           (209,957)                   18,155             (123,959)
        Income taxes payable                                                53,814                    16,350                 -
        Other liabilities                                                 (134,983)                 (361,184)            (800,006)
                                                                          --------                  --------             --------

    Net cash provided by operating
        activities                                                       3,209,866                 3,214,562            2,686,058
                                                                         ---------                 ---------            ---------






                                   (continued)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                  Years ended December 31, 1996, 1995 and 1994


                                                                            1996                        1995                  1994
                                                                            ----                        ----                  ----

Cash flows from (used in) investing activities:
  Purchase of investments:
  Purchase of investments held to maturity                              (1,965,240)               (3,492,860)          (6,471,251)
  Purchase of investments available for sale                            (8,085,785)               (3,754,242)          (8,599,060)
  Proceeds from maturity of held to
    maturity securities                                                  2,165,750                 1,135,203            1,955,675

  Proceeds from maturity of available
    for sale securities                                                    635,533                   141,150            2,508,813
  Proceeds from sale of available for
    sale securities (equity and fixed
    maturity)                                                            6,367,780                 2,664,089              650,294
  Net change in short term investments                                  (3,040,006)                  376,658           (1,247,532)
  Net change in policy and student loans                                 2,655,845                (1,104,685)          15,693,088
  Net change in other investments                                            7,605                     8,476                  -
  Acquisition of property and equipment                                    (60,559)                 (204,142)             (41,787)
                                                                           -------                  --------              -------


    Net cash provided by (used in)
      investing activities                                              (1,319,077)               (4,230,353)           4,448,240
                                                                        ----------                -----------           ---------

Cash flows from financing activities:
   Receipts from universal life and
     certain annuity policies credited
     to policyholder account balances                                    5,213,760                  5,609,910           6,103,433
   Return of policyholder account
     balances on universal life and
     certain annuity policies                                           (5,904,692)               (5,334,176)          (4,142,868)
   Proceeds from short-term borrowings                                   2,500,000                 3,250,000            8,462,932
   Repayment of short-term
     borrowings                                                         (3,900,553)               (2,741,270)         (17,009,177)
                                                                        -----------               ----------          -----------

Net cash provided by (used in)
   financing activities                                                 (2,091,485)                  784,464           (6,585,680)
                                                                        -----------                  -------           ----------

Increase (decrease) in cash and cash
   equivalents                                                            (200,696)                 (231,327)             548,618

Cash and cash equivalents at
   beginning of year                                                       406,752                   638,079               89,461
                                                                           -------                   -------               ------

Cash and cash equivalents at
   end of year                                                            $206,056                  $406,752             $638,079
                                                                          ========                  ========             ========


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                  Years ended December 31, 1996, 1995 and 1994


                                                                            1996                        1995                  1994
                                                                            ----                        ----                  ----

Supplemental schedule of cash flow
 Information:
   Interest paid during the year, net                                       12,094                    24,935              164,790
                                                                            ======                    ======              =======

   Income taxes paid during the year                                       130,500                   249,000              145,000
                                                                           =======                   =======              =======

Change in market value adjustments-
 investments available for sale:
  Fixed maturities                                                        (557,065)                2,109,314           (1,374,628)
  Equity securities                                                       (418,345)                  406,612               11,733

Change in deferred acquisition costs                                       181,196                (1,669,168)            1,100,581
Change in premium deposit funds                                            (95,241)                  871,220             (575,711)
Deferred income tax asset (liability)                                      333,800                  (651,000)             320,000
Other                                                                       (1,872)                      204                 (510)
                                                                            ------                       ---                 ----

Net change in unrealized appreciation
 (depreciation)                                                           (557,527)                1,067,182             (518,535)
                                                                          ========                 =========             ========







                       See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994


1. Nature of business and summary of significant accounting policies:

       (a)     Nature of Business

               The primary business purpose of Southern Security Life Insurance Company (the "Company") is the issuance of long duration universal life insurance contracts. Prior to 1986, the Company's business included traditional whole life and annuity contracts. The majority of the Company's business is conducted in the states of Florida (43%), Georgia (13%) and Texas (14%). None of the remaining eleven states in which the Company is licensed to conduct business account for over 10% of the Company's total business.

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

               Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation. The Company mitigates this risk by charging fees for nonconformance with certain policy provisions, by offering products that transfer this risk to the purchaser, and/or by attempting to match the maturity schedule of its assets with the expected payouts

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


1. Nature of business and summary of significant accounting policies, continued

       (a) of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer would have to sell assets prior to maturity and potentially recognize a gain or loss.

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

       (d)     Investments

               Investments in all debt securities and those equity securities with readily determinable market values are classified into one of three categories: held-to-maturity, trading or available-for-sale. Classification of investments is based upon management's current intent. Debt securities which management has a positive intent and ability to hold until maturity are classified as securities held-to-maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held-to-maturity are not reflected in the financial statements. Debt and equity securities that are purchased for short-term resale are classified as trading securities. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. All other debt and equity securities not included in the above two categories are classified as securities available-for-sale. Securities available-for-sale are carried at fair value,

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


1. Nature of business and summary of significant accounting policies, continued

           (d) with unrealized holding gains and losses reported as a separate component of stockholders' equity, net of tax and a valuation allowance against deferred acquisition costs. At December 31, 1996 and 1995, the Company did not have any investments categorized as trading securities.

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

               Policy loans and student loans are carried at the unpaid principal balance, less any amounts deemed to be uncol-lectible. The Company's policy is that policy loans are not made for amounts in excess of the cash surrender value of the related policy. Accordingly, policy loans are fully collateralized by the related liability for future policy benefits for traditional insurance policies and by the policyholders' account balance for interest sensitive policies.

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


1. Nature of business and summary of significant accounting policies, continued

           (f) to the production of new business, have been deferred. Deferred policy acquisition costs applicable to non- universal life policies are being amortized over the premium-paying period of the related policies in a manner that will charge each year's operations in direct proportion to the estimated receipt of premium revenue over the life of the policies. Premium revenue estimates are made using the same interest, mortality and withdrawal assumptions as are used for computing liabilities for future policy benefits. Acquisition costs relating to universal life policies are being amortized at a constant rate based on the present value of the estimated gross profit amounts expected to be realized over the life of the policies. Deferred policy acquisition costs are adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available for sale.

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

       (h)                Future Policy Benefits

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes To Financial Statements (continued)


1. Nature of business and summary of significant accounting policies, continued

       (i)     Recognition of Premium Revenue and Related Costs

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

       (l)                Reclassification

               Certain  amounts   presented  in  the  1995  and  1994  financial
               statements   have  been   restated   to   conform   to  the  1996
               presentation.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


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


2.     Basis of financial statements, continued


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

       A reconciliation of net income (loss) for the years ended December 31, 1996, 1995 and 1994 and shareholders' equity as of December 31, 1996 and 1995 between the amounts reported on a statutory basis and the related amounts presented on the basis of generally accepted accounting principles is as follows:











            (The remainder of this page is intentionally left blank)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


2.     Basis of financial statements, continued


                                                                                                   Shareholders'
                                                     Net income                                        equity
                                               Years ended December 31,                            December 31,
                                        1996             1995             1994                1996              1995
                                        ----             ----             ----                ----              ----

As reported
 on a statutory
 basis                            1,022,183         $232,180             55,816           9,283,928         8,770,411
                                  ----------        --------             ------           ---------         ---------

Adjustments:
  Deferred policy
  acquisition
  costs, net                     (1,346,695)        (290,344)           724,549          16,979,611        18,145,111

Future policy
  benefits, un-
  earned premiums
  and policy-
  holders' funds                  1,626,090        1,006,862            586,243         (10,643,224)      (12,340,766)

 Deferred
  income taxes                      (16,900)         221,000           (430,000)          (588,100)          (905,000)

 Asset valuation
  reserve                              -                -                  -               307,364            807,899

 Interest main-
  tenance reserve                   (18,221)          24,909             (4,092)           209,736            227,957
 Non-admitted
  assets                               -                -                  -               795,659            265,507
 Unrealized gains
  -SFAS 115                            -                -                  -               177,621            734,686
Capital and
  surplus note                         -                -                  -            (1,000,000)        (1,000,000)
 Other adjustments,
  net                               126,048          (79,704)            81,463             138,993           120,805
                                    -------          -------             ------             -------           -------
 Net increase
  (decrease)                        370,322          882,723            958,163           6,377,660         6,056,199
                                  ---------          -------            -------           ---------         ---------

As reported on a
 GAAP basis                      $1,392,505        1,114,903          1,013,979          15,661,588        14,826,610
                                  =========        =========          =========          ==========        ==========


          Under applicable laws and regulations, the Company is required to maintain minimum surplus as to policyholders, determined in accordance with regulatory accounting practices, in the aggregate amount of approximately $1,800,000.

          The payment of dividends by the Company is subject to the regulation of the State of Florida Department of Insurance. A dividend may be declared and paid without prior Florida

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


2.     Basis of financial statements, continued

       Insurance Commissioner's approval if the dividend is equal to or less than the greater of: (a) 10% of the Company's surplus as to policyholder's derived from realized net operating profits on its business and net realized capital gains; or (b) the Company's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, if the Company will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend is declared and paid. As a result of such restrictions, the maximum dividend payable by the Company during 1997 without prior approval is approximately $1,022,183.

       The Risk-Based Capital ("RBC") for Life and/or Health Insurers Model Act (the "Model Act") was adopted by the National Association of Insurance Commissioners (NAIC) in 1992. The main purpose of the Model Act is to provide a tool for insurance regulators to evaluate the capital of insurers. Based on calculations using the appropriate NAIC formula, the Company exceeded the RBC requirements at December 31, 1996.


3.     Investments

       (a)  Equity Securities and Fixed Maturities

       Equity securities consist of $0 and $1,715,385 of common stock at December 31, 1996 and 1995 respectively.

       Unrealized   (depreciation)   appreciation   in   investments  in  equity
       securities for the years ended December 31, 1996, 1995, and 1994 is $0, $406,611 and ($108,809), respectively.

       The amortized cost and estimated market values of investments in debt securities are as follows:

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


3.     Investments, continued

       (a)  Continued

                                                                        Gross             Gross          Estimated
                                                     Amortized       Unrealized        Unrealized           Fair
                                                        Cost            Gains            Losses            Value


December 31, 1996:
   Held to maturity:
    U.S. Treasury securities
     and obligations of U.S.
     government corporations
     and agencies (guaranteed)                     $ 4,503,477          61,523              -            4,565,000

    Corporate securities                             9,461,064         120,955              -            9,582,019

    Special revenue and
     special  assessment
     obligations  and all
     nonguaranteed obligations
     of agencies and authorities
     of governments and their
     political subdivisions                          1,010,421            -               16,521           993,900
                                                     ---------          ------            ------           -------

                                                    14,974,962         182,478            16,521        15,140,919
                                                    ----------         -------            ------        ----------
   Available for sale:
   U.S. Treasury securities
     and obligations of U.S.
     government corporations
     and agencies (guaranteed)                      20,383,080         180,672              -           20,563,752

   Corporate securities                              3,585,084            -                2,084         3,583,000

   Special  revenue and
     special  assessment
     obligations  and all
     nonguaranteed obligations
     of agencies and authorities
     of governments and their
     political subdivisions                            330,454            -                  967           329,487
                                                       -------         -------               ---           -------

                                                    24,298,618         180,672             3,051        24,476,239
                                                    ----------         -------             -----        ----------

                                                   $39,273,580         363,150            19,572        39,617,158
                                                   ===========         =======            ======        ==========


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


3.     Investments, continued

       (a)  Continued


                                                                        Gross             Gross          Estimated
                                                     Amortized       Unrealized        Unrealized           Fair
                                                       Cost             Gains            Losses            Value



December 31, 1995:
   Held to maturity:
    U.S. Treasury
     securities and
     obligations of U.S.
     government corpora-
     tions and agencies
     (guaranteed)                                    6,410,291          157,709            -             6,568,000

   Corporate securities                              7,743,286          171,436            -             7,914,722

   Special revenue and
     special assessment
     obligations and all
     nonguaranteed obligations
     of agencies and
     authorities of
     governments and
     their political
     subdivisions                                    1,011,818             -               -             1,011,818
                                                     ---------          -------          ------          ---------

                                                    15,165,395          329,145               0         15,494,540
                                                    ----------          -------               -         ----------

   Available for sale:
    U.S. Treasury
     securities and
     obligations of U.S.
     government corporations
     and agencies (guaranteed)                      16,533,564          721,436            -            17,255,000

   Corporate securities                              3,931,378           16,622            -             3,948,000

   Special revenue and
     special assessment
     obligations and all
     nonguaranteed
     obligations of agencies
     and authorities of
     governments and their
     political subdivisions                            612,468             -              3,372            609,096
                                                       -------          -------           -----            -------

                                                    21,077,410          738,058           3,372         21,812,096
                                                    ----------          -------           -----         ----------

                                                   $36,242,805        1,067,203           3,372         37,306,636
                                                   ===========        =========           =====         ==========


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


3.     Investments, continued

       (a) Continued

               Unrealized (depreciation) appreciation of fixed maturities for years ending December 31, 1996, 1995 and 1994 is ($720,253),
               $2,779,872 and $(2,534,413) respectively.

               The amortized cost and estimated fair value of fixed maturities at December 31, 1996, by contractual maturity, are summarized below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

       Fixed maturity securities held-to-maturity:

                                                                               Amortized              Estimated
                                                                                  Cost                Fair value

             Due in one year or less                                             $998,865                998,865
             Due after one year through
                five years                                                     11,706,730             11,862,590
             Due after five years through
                ten years                                                         983,382              1,010,000
             Due after ten years                                                  275,564                275,564
                                                                                  -------                -------

                                                                               13,964,541             14,147,019
             Mortgage backed securities                                         1,010,421                993,900
                                                                                ---------                -------

                                                                              $14,974,962             15,140,919
                                                                              ===========             ==========


           Fixed maturity securities available-for-sale:

            Due in one year or less                                             3,005,565              3,000,000
            Due after one year through
               5 years                                                         12,011,351             12,057,800
            Due after five years through
               ten years                                                        6,163,237              6,138,952
            Due after ten years                                                 2,788,011              2,950,000
                                                                                ---------              ---------

                                                                               23,968,164             24,146,752
            Mortgage backed securities                                            330,454                329,487
                                                                                  -------                -------

                                                                              $24,298,618             24,476,239
                                                                              ===========             ==========


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


3.     Investments, continued

       (a) Continued

               Proceeds from sale of equity securities and fixed maturities available for sale and related realized gains and losses are summarized as follows:

                                                               1996                 1995                 1994
                                                            ----------           ----------           -------

         Proceeds from sale of
          equity securities                                $2,885,010             $854,339              650,294
                                                            =========              =======              =======


         Proceeds from sale of
          fixed maturities
           available for sale                               3,482,770           $1,809,750                 -
                                                            =========            =========              ====


         Fixed maturities:
          Gross realized gains                                 15,013              145,136               67,146
          Gross realized (losses)                             (18,881)            (119,908)             (16,474)
         Equity securities:
          Gross realized gains                                930,919               55,543                 -
          Gross realized (losses)                             (57,620)             (20,540)                -
                                                              --------             -------               ------


                                                             $869,431              $60,231               50,672
                                                              =======               ======               ======



         Certain of the fixed maturity securities classified as available for sale and held to maturity were called during the year ended December 31, 1996, 1995 and 1994 resulting in the following realized gains and losses:

                                                                  1996                 1995                  1994
                                                                  ----                 ----                  ----
         Held to maturity:
           Gross realized gains                                    $71                    6                     -
         Available for sale:
           Gross realized gains                                      -                    -                10,060
                                                                   ---                    -                ------
                                                                   $71                    6                10,060
                                                                   ===                    =                ======



                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


3.     Investments, continued

       (b)     Concentrations of credit risk

               At December 31, 1996 and 1995, the Company did not hold any unrated or less-than-investment grade corporate debt securities. The Company also invests in subsidized and unsubsidized student loans totaling $514,483 and $4,403,061 at December 31, 1996 and 1995, respectively, which are guaranteed by the U.S. government. Subsequent to December 31, 1996, all of these loans were sold at their unpaid principal balance.

       (c)     Investment Income

               Net investment income for the years ended December 31, 1996, 1995, and 1994 consists of the following:

                                                                           1996              1995             1994
                                                                           ----              ----             ----

          Interest:
             Fixed maturities                                        $2,581,198         2,319,914        2,080,464
             Policy and student loans                                   526,820           483,382          768,631
             Short-term investments                                     280,158           333,850          176,941

          Dividends on equity securities
             Common stock, including mutual
               fund                                                      31,245            28,247           24,418
                                                                         ------            ------           ------

                                                                      3,419,421         3,165,393        3,050,454
          Less investment expenses                                      100,794           166,518          299,683
                                                                        -------           -------          -------

                                                                     $3,318,627         2,998,875        2,750,771
                                                                      =========         =========        =========

          (d)    Investments on Deposit

                 In order to comply with statutory regulations, investments were on deposit with the Insurance Departments of certain states as follows:

                                                 1996                      1995                    1994
                                                 ----                      ----                    ----

             Florida                         $1,718,751                 1,735,900               1,744,017
             Alabama                            100,000                   100,000                 100,000
             South Carolina                     306,028                   304,696                 305,356
             Georgia                            255,024                   251,193                 250,000
             Indiana                            199,752                      -                       -
                                                -------                  --------               ---------

                                             $2,579,555                 2,391,789               2,399,373
                                              =========                 =========                =========


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


3.     Investments, continued

       (d)     Continued

               Certain of these assets, totaling approximately $650,000 for each of the years ended December 31, 1996 and 1995, are restricted for the future benefit of policyholders in a particular state.


4.     Deferred policy acquisition costs

       Deferred policy acquisition costs at December 31, 1996, 1995 and 1994 consist of the following:

                                                                1996                 1995              1994
                                                                  ----                 ----              ----

         Deferred policy acquisition
         costs at beginning of year                            18,145,111          $20,104,624        18,279,497

         Policy acquisition costs
          deferred:
           Commissions                                          1,030,875            1,418,644         2,200,505
           Underwriting and issue
            costs                                                 652,868              805,794         1,060,192
           Other                                                  334,300              554,955           706,558
           Change in unrealized
            appreciation, (depreciation)                          181,196           (1,669,164)        1,100,578
                                                                  -------           ----------         ---------
                                                                2,199,239            1,110,229         5,067,833

         Amortization of deferred
           policy acquisition costs                            (3,364,738)          (3,069,742)       (3,242,706)
                                                               ----------           ----------        ----------

         Deferred policy acquisition
           costs at end of year                                16,979,612          $18,145,111        20,104,624
                                                               ==========          ===========        ==========



5.     Property and equipment

       Property and equipment consists of the following:

                                                                    December                     December
                                                                      1996                          1995
             Land                                                    $982,027                      $982,027
             Building and improvements                              2,173,955                     2,152,203
             Furniture and equipment                                1,019,621                     1,013,268
                                                                    ---------                     ---------

                                                                    4,175,603                     4,147,498
             Less accumulated depreciation                          1,389,937                     1,270,317
                                                                    ---------                     ---------


                                                                   $2,785,666                    $2,877,181
                                                                    =========                     =========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


5.     Property and equipment, continued

       Depreciation expense for the years ended December 31, 1996, 1995 and 1994 totaled $151,950, $150,213, and $148,355, respectively.


6.     Future policy benefits

       At December 31, 1996 and 1995, future policy benefits, exclusive of universal life and flexible term annuities consist of the following:

                                                                        December                  December
                                                                          1996                      1995

           Life insurance                                                $672,913                   746,477
            Annuities                                                     304,394                   296,242
            Accident & health
             insurance                                                      8,413                     7,779
                                                                            -----                     -----

           Total life
            insurance policies                                           $985,720                $1,050,498
                                                                          =======                 =========


         Life insurance in-force aggregated approximately $1.2 billion and $1.3 billion at December 31, 1996, and 1995, respectively.

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


7.     Reinsurance

       The Company routinely cedes and, to a limited extent, assumes reinsurance to limit its exposure to loss on any single insured. Ceded insurance is treated as a risk and liability of the assuming companies. As of December 31, 1996, ordinary insurance coverage in excess of $75,000 is reinsured; however for some policies previously issued, the first $30,000, $40,000 or $50,000 was retained and the excess ceded. The retention limit for some substandard risks is less than $75,000. Reinsured risks would give rise to liability to the Company only in the event that the reinsuring company might be unable to meet its obligations under the reinsurance agreement in force, as the Company remains primarily liable for such obligations. Under these contracts, the Company has ceded premium of $448,327, $525,662 and $585,957 included in reinsurance ceded, and received recoveries of $608,355, $204,171 and $514,868 included in annuity, death and other benefits for the years ended December 31, 1996, 1995 and 1994, respectively.

       On December 31, 1992, the Company entered into a reinsurance agreement ceding an 18% share of all universal life policies in force at December 31, 1992 as a measure to manage the future needs of the Company. The reinsurance agreement is a co-insurance treaty entitling the assuming company to 18% of all future premiums, while making them responsible for 18% of all future claims and policyholder loans relating to the ceded policies. In addition, the Company receives certain commission and expense reimbursements.

       As of December 31, 1992, the Company ceded premiums of $5,240,058, equal to the 18% of net statutory reserves ceded on the effective date of the contract. In return, the Company received a commission and expense allowance of $2,497,370. The economic gain on the reinsurance transaction amounted to approximately $1,600,000, however, management deferred approximately $1,000,000 of the gain against deferred acquisition costs as a provision for the recoverability of such costs. Based upon management's and actuarial evaluation of such costs, approximately $0, $200,000 and $500,000 of the amount deferred was amortized against deferred acquisition costs during 1996, 1995 and 1994, respectively.

        For the years ended December 31, 1996, 1995 and 1994, the Company ceded premiums of $582,346, $675,770 and $758,956, included in reinsurance ceded, and received recoveries of $367,295, $459,090 and $386,509, included in annuity, death

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


7.     Reinsurance, continued

       death and other benefits, respectively. The funds held in reinsurance treaties with reinsurer of $1,193,366 and $977,416 represent the 18% share of policy loans ceded to the reinsurer at December 31, 1996 and 1995, respectively.


8.     Notes Payable

       The note payable of $0, and $1,400,553 at December 31, 1996 and 1995 respectively, secured by student loans equaling 115% of the unpaid principal balance, relates to advances under a $5,000,000 line of credit ($5,000,000 available to be drawn at December 31, 1996). The note bears interest at a variable rate and matures on September 18, 1997.

       Interest expense relating to these notes payable during the three years ended December 31, 1996, 1995 and 1994 totaled $12,094, $26,240, and
       $60,864, respectively and is included in net investment income.


9.     Note Payable to Related Party

       Note payable to related party consists of amounts due on demand to Consolidare Enterprises, Inc., the Company's majority shareholder. The note proceeds were obtained in December, 1988 and the note qualifies as shareholders' equity for statutory accounting purposes in accordance with
       Section 628.401 of the Florida Statutes. At December 31, 1996, the note bears interest at 9.0% percent (payable monthly); principal repayment is contingent upon the Company maintain-ing statutory surplus in excess of $1,750,000 and approval in advance by the Florida Department of
       Insurance. Interest expense relating to the balance of note payable to related party during 1996, 1995 and 1994 aggregated $90,000, $90,000, and $90,000 respectively.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


10.     Income taxes

        Total income taxes for the years ended December 31, 1996, 1995, and 1994 were allocated as follows:


                                                               1996                   1995                1994
                                                               ----                   ----                ----

         Net income                                          196,000                 160,000             530,000
         Unrealized appreciation
           (depreciation) of
           investments                                          (675)                331,000            (319,500)
                                                                ----                 -------            --------
                                                             195,325                 491,000             210,500
                                                             =======                 =======             =======


         Income taxes for the years ended December 31, 1996, 1995 and 1994 is summarized as follows:


                                              1996                    1995                    1994
                                              ----                   ------                  ------

         Current:
          Federal                            167,700                 $370,800               100,000
          State                               11,400                   10,200                  -
                                            --------                 --------               -------

                                             179,100                  381,000               100,000
                                            --------                 --------               -------
         Deferred:
          Federal                             14,450                 (188,700)              387,000
          State                                2,450                  (32,300)               43,000
                                            --------                 ---------              -------

                                              16,900                 (221,000)              430,000
                                            --------                 ---------              -------

                                            $196,000                 $160,000               530,000
                                            ========                  =======               =======


                                     SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                     Notes to Financial Statements (continued)


10.      Income taxes, continued

         Income tax expense for the years ended December 31, 1996, 1995 and 1994 differs from "expected" tax (computed by applying the U.S. federal income tax rate of 35% in 1996, 35% in 1995 and 1994 and to pretax income) as a result of the following:

                                                                     1996                  1995             1994
                                                                   --------              --------         ------


         Computed "expected" tax expense                           540,100               446,200          541,000
         Increase (reduction) in income
          taxes resulting from:
           Small life insurance
             company deduction                                    (346,000)             (340,200)         (83,000)
           Changes in the valuation
             allowance for deferred
             tax assets, allocated to
             income tax expense                                     64,900                62,600           14,000
           (Over) under accrual of
             prior year expense                                    (82,000)               11,000           29,000
           State taxes, net of federal
             income tax benefit                                      9,000               (14,600)          28,000
           Other, net                                               10,000                (5,000)           1,000
                                                                    ------                -------           -----

                                                                  $196,000              $160,000          530,000
                                                                  ========               ========         =======


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

         At December 31, 1996, the balance of the Policyholders' Surplus account
         aggregated   approximately  $236,000.  The  Company  has  not  recorded deferred income taxes totaling approximately

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


10.     Income taxes, continued

        $80,000 relating to this amount as it has no plan to distribute the amounts in Policyholders' Surplus in the foreseeable future.

        The Tax Reform Act of 1986 enacted a new separate parallel tax system referred to as the Alternative Minimum Tax (AMT) system. AMT is based on a flat rate applied to a broader tax base. It is calculated separately from the regular Federal income tax and the higher of the two taxes is paid. The excess of the AMT over regular tax is a tax credit, which can be carried forward indefinitely to reduce regular tax liabilities of future years. In 1996, 1995 and 1994, AMT exceeded regular tax by $64,900, $62,600, and $14,000, respectively. At December 31, 1996, the
        AMT tax credit available to reduce future regular tax totaled $398,500.

        The  principal   elements  of  deferred  income  taxes  consist  of  the
        following:

                                                                       1996              1995              1994
                                                                     --------         ---------          -------

         Deferred policy acquisition costs                          (431,500)        $(155,500)          213,000
         Future policy benefits                                      532,000           (23,000)          175,000
         Other                                                       (83,600)          (42,500)           42,000
                                                                     -------          --------            ------
                                                                      16,900          (221,000)          430,000
                                                                      ======          ========           =======


         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                                                  1996                   1995
                                                                               ----------             -------

         Deferred tax assets:
         Unearned premiums, due to deferral of
           "front-end" fee                                                     $3,180,000             $3,542,000
         Policy liabilities and accruals,
            principally due to adjustments
            to reserves for tax purposes                                        1,814,000              1,984,000
         Deferred policy acquisition costs
           related to unrealized appreciation
           (depreciation)                                                          68,900                103,100
         Other                                                                    141,900                 39,200
         Alternative minimum tax credit
            carry forwards                                                        398,500                333,600
                                                                                  -------                -------

         Total gross deferred tax assets                                        5,603,300              6,001,900
         Less valuation allowance                                                (398,500)              (333,600)
                                                                                 --------               --------
         Net deferred tax assets                                                5,204,800              5,668,300
                                                                                 ---------              ---------

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


10.     Income taxes, continued

                                                                                  1996                   1995
                                                                               ----------             -------

        Deferred tax liabilities:
          Deferred policy acquisition costs,
           principally due to
           deferrals                                                           (5,645,000)            (6,076,500)
         Other                                                                    (81,100)               (62,800)
         Unrealized appreciation                                                  (66,800)              (434,000)
                                                                                  -------               --------

         Total gross deferred tax liabilities                                  (5,792,900)            (6,573,300)
                                                                               ----------              ---------

         Net deferred tax asset (liability)                                      (588,100)              (905,000)

                                                                                 ========               ========


          The net change in the total valuation allowance for the years ended December 31, 1996, 1995, and 1994 was an increase of $64,900, $62,000 and $14,000, respectively.

          In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1996.


11.     Related party transactions

        The Company's general agent, Insuradyne Corporation, is a wholly-owned subsidiary of Consolidare Enterprises, Inc., which owns approximately fifty-seven percent (57%) of the Company's outstanding stock. The balances due (to) from affiliated insurance agency reflected in the accompanying balance sheets principally represent unearned commission advances paid to Insuradyne. The Company incurred commission expense to Insuradyne aggregating $344,904, $422,121 and $582,059, in 1996, 1995, and 1994, respectively. These amounts are included as components of acquisition costs

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


12.     Agents' Incentive Stock Bonus Plan

        deferred and related amortization. Insuradyne incurred insurance-related expenses aggregating $31,703, $35,271, and $192,332 in 1996, 1995 and
        1994, respectively.

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


13.     Disclosures About Fair Value of Financial Instruments

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

        The following table presents the carrying amounts and estimated fair values of financial instruments held at December 31, 1996 and 1995. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


13. Disclosures About Fair Value of Financial Instruments, continued


                                                          1996                                   1995
                                                  ----------------------                 ----------------
                                                Carrying        Estimated              Carrying        Estimated
                                                 amount         fair value              amount         fair value
          Financial assets:
          Fixed maturities
             held to maturity
             (see note 3)                    $14,974,962        15,140,919          $15,165,395        15,494,540
          Fixed maturities
             Available for
             sale (see note 3)                24,476,239        24,476,239           21,812,096        21,812,096
          Equity securities
             Available for sale                        0                 0            1,715,386         1,715,386
          Policy and student
             loans                             7,315,809         7,315,809            9,971,653         9,971,653
          Short-term invest-
             ments                             4,539,106         4,539,106            1,499,100         1,499,100
          Cash and cash
             equivalents                         206,056           206,056              406,752           406,752

          Financial liabilities:
          Policy liabilities-
             Policyholders'
             account balances                 52,347,996        52,347,996           50,624,276        50,624,276



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

                                   Schedule I
                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
        Summary of Investments Other Than Investments in Related Parties
                                December 31, 1996


                                                            Number of shares
                                                               or units-                                                  Amount at
                                                                Principal                                               which shown
                                                            amounts of bonds                                                in the
                                                               or notes                Cost                  Value    balance sheet
Type of investment
Fixed maturities held for investment:
   U.S. Government and government agencies and authorities    4,500,000             $4,503,477             $4,565,000    $4,503,477
   Public utilities                                           2,000,000              1,976,675              2,007,500     1,976,675
   Industrial and miscellaneous                               7,500,000              7,484,389              7,574,519     7,484,389
   Special revenue and special assessment of agencies and
      authorities of governments and political
     subdivisions                                             1,000,000              1,010,421                993,900     1,010,421
                                                              ---------              ---------                -------     ---------

   Total fixed maturities                                    15,000,000             14,974,962             15,140,919    14,974,962
                                                             ----------             ----------             ----------    ----------

Fixed maturities available for sale:
   U.S. Government and government agencies and authorities    20,400,000             20,383,080             20,563,752   20,563,752
  Public utilities                                             2,300,000              2,289,605              2,298,000    2,298,000
   Industrial and miscellaneous                                1,300,000              1,295,479              1,285,000    1,285,000
   Special revenue and special assessment of agencies and
     authorities of governments and political
     subdivisions                                                332,322                330,454                329,487      329,487
                                                                 -------                -------                -------      -------

                                                              24,332,322             24,298,618             24,476,239   24,476,239
                                                              ----------             ----------             ----------   ----------

   Total fixed maturities                                     39,332,322             39,273,580             39,617,158   39,451,201
                                                              ==========             ==========             ==========   ==========

Equity securities:
   Common, including investments in Mutual fund                      -                     -                      -           -
                                                                  ======                =======                =======      ====

Policy loans                                                                          6,801,326                           6,801,326
                                                                                      ---------                           ---------

Student loans                                                                           514,483                             514,483
                                                                                        -------                             -------

Short-term investments                                                                4,539,106                           4,539,106
                                                                                      ---------                           ---------

Other invested assets                                                                    13,100                              13,100
                                                                                         ------                              ------

   Total investments                                                                $51,141,595                         $51,319,216

                                                                                     ----------                         -----------



                       See accompanying auditors' report.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                             Financial Data Schedule

             For the periods ending December 31, 1996, 1995 and 1994


                                                              YTD                        YTD                      YTD
                                                          December 31,               December 31,             December 31,
                                                              1996                       1995                     1994
                                                          -----------                -----------              --------
Fixed maturities held
  for sale                                                 24,276,239                 $21,812,096               18,641,197
Fixed maturities held
  To maturity (carrying
  value)                                                   14,974,962                  15,165,395               12,816,337
Fixed maturities held
  to maturity (market
  value)                                                   15,140,919                  15,494,540               12,474,492
Investment in equity
  securities                                                     -                      1,715,386                1,380,761
Mortgage loans on real
  estate                                                         -                           -                        -
Investment in real estate                                        -                           -                        -
Total investments                                          51,319,216                  50,186,208               43,612,075
Cash and cash equivalents                                     206,056                     406,752                  638,079
Reinsurance recoverable on
  paid losses                                                 379,692                     514,341                  323,184
Deferred policy acquisition costs                          16,979,612                  18,145,111               20,104,624
Total assets                                               81,809,360                  81,872,350               77,185,070
Policy liabilities-future
  benefits, losses, claims                                    985,720                   1,050,498                1,041,645
Policy liabilities-unearned
  premiums                                                  8,249,190                   9,116,890               10,416,064
Policy liabilities-other claims
  and benefits                                                293,221                     191,955                  297,376
Other policyholder funds                                       59,596                      57,444                   55,375
Notes payable, bonds, mortgages,
  and similar debt                                          1,000,000                   2,400,553                1,891,823
Preferred stocks mandatory
  Redemption                                                     -                           -                        -
Preferred stocks non-
  mandatory redemption                                           -                           -                        -
Common stock                                                1,907,989                   1,907,989                1,907,989
Other stockholders equity                                   4,011,519                   4,011,519                4,011,519
Total liabilities and
  stockholders equity                                      81,809,360                  81,872,350               77,185,070
Premiums                                                    7,915,019                   8,158,938                9,299,789
Net investment income                                       3,318,627                   2,998,875                2,750,771
Realized investment gains
  and losses                                                  869,502                      60,237                   60,732
Other income                                                     -                           -                        -
Benefits, claims, losses
  and settlement expenses                                   3,812,463                   4,048,125                4,048,221
Underwriting acquisition and
  insurance expenses-
  amortization of deferred
  policy acquisition costs                                  3,364,738                   3,069,742                3,242,706


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY


                                                              YTD                        YTD                      YTD
                                                          December 31,               December 31,             December 31,
                                                             1996                        1995                     1994
                                                          -----------                -----------              --------

Underwriting acquisitions and
  insurance expense other                                   3,246,552                   2,735,280                3,186,386
Income or loss before taxes                                 1,588,505                   1,274,903                1,543,979
Income tax expense                                            196,000                     160,000                  530,000
Income/Loss continuing
  operations                                                1,392,505                   1,114,903                1,013,979
Discontinued operations                                          -                           -                        -
Extraordinary items                                              -                           -                        -
Cumulative effect-changes in
  accounting principals                                          -                           -                        -
Net income or loss                                          1,392,505                   1,114,903                1,013,979

Earnings per share - primary                                      .73                        0.58                     0.53
Earnings per share - fully diluted                                .73                        0.58                     0.53


                                  Schedule III

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                       Supplementary Insurance Information

                        December 31, 1996, 1995 and 1994


                             Future policy                           Other                        Benefits   Amortization
                  Deferred      benefits,      Policy-              policy                         claims    of deferred
                   policy    losses claims    holders'             claims &               Net     losses &      policy      Other
                acquisition     and loss      account  Unearned    benefits   Premium investment settlement  acquisition  operating
                   cost         expenses     balances  premiums     payable   revenue   income    expenses      costs      expenses
                -----------   -------------  --------  --------    --------   -------   ------    --------     -----      --------

1996 Life
  and
  annuities     $16,979,612     985,720    52,347,996  8,249,190   293,221  7,915,019   3,318,627  3,812,463   3,364,738   3,246,552
                ===========     =======    ==========  =========   =======  =========   =========  =========   =========   =========

1995 Life
  and
  annuities     $18,145,111    1,050,498   50,624,276  9,116,890   191,955   8,158,938   2,998,875  4,048,125   3,069,742  2,735,280
                ===========    =========   ==========  =========   =======   =========   =========  =========   =========  =========

1994 Life
  and
  annuities     $20,104,624    1,041,645   47,618,490 10,416,064   297,376   9,299,789   2,750,771  4,048,221   3,242,706  3,186,386
                ===========    =========   ========== ==========   =======   =========   =========  =========   =========  =========




                       See accompanying auditors' report.

                                   Schedule IV
                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                   Reinsurance

                        December 31, 1996, 1995 and 1994


                                                                                                                         Percentage
                                                                       Ceded to          Assumed                          of amount
                                                                         other         from other                          assumed
                                                   Gross amount        companies        companies          Net amount       to net

December 31, 1996:
   Life insurance in force                        1,165,948,000      386,084,000      537,743,000        1,317,607,000         41%
                                                  =============      ===========      ===========        =============         ===
   Premiums:
     Life insurance                                   8,315,790        1,030,673          528,636            7,813,753          7%
     Accident & health insurance                          1,274             -                -                   1,274          -
                                                          -----          -------          -------                -----          -

   Total Premiums                                     8,317,064        1,030,673          528,636            7,815,027          7%
                                                      =========        =========          =======            =========          ==

December 31, 1995:
   Life insurance in force                       $1,298,205,000      448,382,000      507,552,000        1,357,375,000          37%
                                                 ==============      ===========      ===========        =============          ===

   Premiums:
     Life insurance                                   8,829,072        1,201,432          529,912            8,157,552           7%
     Accident & health insurance                          1,385             -                -                   1,385           -
                                                          -----            -----            -----                -----           -

   Total Premiums                                    $8,830,457        1,201,432          529,912            8,158,937           7%
                                                     ==========        =========          =======            =========           ==


December 31, 1994:
   Life insurance in force                       $1,469,154,000      502,185,000      531,502,000        1,498,471,000          35%
                                                 ==============      ===========      ===========        =============          ===

   Premiums:
     Life insurance                                  10,047,808        1,344,907          595,260            9,298,161           6%
     Accident & health insurance                          1,628             -                -                   1,628           -
                                                          -----           -----             -----                -----           -

   Total Premiums                                   $10,049,436        1,344,907          595,260            9,299,789           6%
                                                    ===========        =========          =======            =========           ==


Item 9.  Change in and disagreements on Accounting and Financial
Disclosure.

       Not applicable
                                                       PART III

Item 10.  Directors and Executive Officers of the Company.

(a) Directors. The following table lists the names and ages of all directors of the Company at December 31, 1996, states the date when service as a director of the Company began, and lists all other positions or offices with the Company presently held by each such person.

                                             Director                  Other Positions &
Name                                Age       Since                    Offices with Company


Samuel F. Brewer                    61       May, 1978                 Member, Audit Committee

A. Thomas Frank                     72       June, 1986                Member, Executive Committee

Frank A. Hulet                      77       May 1978                  Chairman, Audit Committee

C. Wesley Johnson                   77       May, 1978

Lewis E. Kassis                     84       Jan., 1981

Robert L. Martin                    55       June, 1979                Member, Audit Committee

Charles W. Mullenix                 80       April, 1979               Member, Executive Committee

George Pihakis                      71       May, 1978                 President & Chief Executive
                                                                       Officer, Member, Executive
                                                                       Committee

Ferris Ritchey, Jr.                 67       April, 1978               Chairman of the Board, Chairman
                                                                       Executive Committee

John M. Roehm                       43       July, 1996

David C. Thompson                   59       April, 1978               Executive Vice President & Chief
                                                                       Operating Officer, Secretary,
                                                                       Treasurer

Lloyd C. Zobrist                    69       May, 1978                 Member, Executive Committee

          All Directors serve until the next Annual Meeting of Shareholders and until their respective successors are duly elected and qualified. All of the Directors named in the table above are stock-holders of Consolidare Enterprises, Inc., which purchased effective control of the Company on May 3, 1978. Except for such affiliation with Consolidare

Enterprises, Inc., there exists no arrangement or understanding between any Director and any other person or persons pursuant to which any of such Directors were selected as Directors of the Company.

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

                                      Position                                                   Commencement
Name                          Age      Held                                                       of Service

George Pihakis                71      President & Chief Executive                                June, 1979
                                      Officer; Director

David C. Thompson             59      Executive Vice President and                               April, 1978
                                      Chief Operating Officer;
                                      Treasurer; Secretary; Director

Terri Seamon                  42      Vice President; Controller                                 July, 1992

Nikki Clark                   49      Vice President; Director of                                July, 1992
                                      Financial Services

Stephen Reck                  55      Vice President; Chief Actuary                              July, 1995

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

     Frank A. Hulet - Mr. Hulet served as a consultant to Food-Mills, Inc. d/b/a Jayhawk Manufacturing Company, a manufacturer of food processing machinery located in Hutchinson, Kansas until he retired in 1992. From 1977 to 1983, Mr. Hulet served as Secretary/Treasurer and General Manager of Jayhawk Manufacturing Company.

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

     Stephen L. Reck - Mr. Reck has been an FSA, Fellow of the Society of Actuaries, since 1972. He has been with Southern Security since 1993 serving as the Chief Actuary. His primary responsibility has been developing new products as the Company expands its marketing efforts to other distribution outlets. Prior to joining Southern Security he was the President of Coastal States Life Insurance Company. In July of 1995, Mr. Reck was elected to the office of Vice President and Chief Actuary.

     Ferris S. Ritchey, Jr. - Mr. Ritchey, an attorney, is the senior partner in the law firm of Ritchey & Ritchey, P. A., a position which he has occupied for more than five years. He is an officer of Bowlo- Mac, Inc., Super Bowl, Inc., Stonehenge, Inc., Vestavia Bowl, Inc., and P.R. Leasing Co., Inc. Mr. Ritchey is the brother-in-law of Samuel F. Brewer, a Director of the Company.

     John M. Roehm - Mr. Roehm, RPH, is a pharmacist and President of Fisher Pharmacy in Defuniak Springs, FL. Mr. Roehm is the son of Charles J. Roehm who served as a Director of Southern Security for many years.

     Terri Seamon - Ms. Seamon has been an employee of the Company since August of 1985. Since her employment by the Company her duties have included chief accountant and controller. In July of 1992 Ms. Seamon was elected to the office of Vice President and Controller of the Company. Ms. Seamon resigned subsequent to December 31, 1996.

     David C. Thompson - Since April of 1978, Mr. Thompson has served as Executive Vice President and Chief Operating Officer and Treasurer of the Company. Since 1982, Mr. Thompson has served as Secretary of the Company. He also serves as Vice President of Consolidare Enterprises and is Vice President and Treasurer of Insuradyne Corporation. He is also the President of and a stock-holder in BBQ Rib Ranch, Inc. Mr. Thompson is a certified public accountant.

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

                           SUMMARY COMPENSATION TABLE

                                                                                       Long Term Compensation

                                                    Annual Compensation            Awards         | Awards     Payouts
                                                                               |                                        |
   (a)                  (b)       (c)             (d)            (e)           |    (f)           |   (g)        (h)          (i)
                                                                               |
                                                                Other          |                  Securities              All other
Name and                                                        Annual         |  Restricted      Underlying   LTIP         Compen-
Principal                                                    Compensation      |  Stock Awards    Options/    Payouts    |  sation
Position               Year     Salary ($)      Bonus ($)        ($)           |     ($)          SARs(#)       ($)      |     ($)
                                                                               |                                         |
President                                                                      |                                         |
and Chief                                                                      |                                         |
Executive                                                                      |                            |            |
Officer                                                                        |                            |            |
                                                                               |                            |            |
George Pihakis         1996     $244,800        $0.00        $11,500(1)        |  $0.00           N/A       |  N/A       |  N/A
                                                                               |                            |            |
George Pihakis         1995     $247,976        $0.00         $9,574(1)        |  $0.00           N/A       |  N/A       |  N/A
                                                                               |                            |            |
George Pihakis         1994     $244,800        $0.00         $8,624(1)        |  $0.00           N/A       |  N/A       |  N/A
                                                                               |                            |            |
                                                                               |                            |            |
                                                                               |                            |            |
Executive Vice                                                                 |                            |            |
President                                                                      |                            |            |
                                                                               |                            |            |
David C. Thompson      1996     $121,275        $0.00        $13,625(2)        |  $0.00           N/A       |  N/A       |  N/A
                                                                               |                            |            |
David C. Thompson      1995     $114,634        $0.00        $11,770(2)        |  $0.00           N/A       |  N/A       |  N/A
                                                                               |                            |            |
David C. Thompson      1994     $114,300        $0.00        $10,700(2)        |  $0.00           N/A       |  N/A       |  N/A
                                                                               |                            |            |


(1) During 1996 this amount included $6,300 paid in the form of a Director's fee, $550 paid in the form of an Executive Committee Fee, and $4,650 paid in the form of a car allowance. During 1995 this amount included $4,800 paid in the form of a Director's fee, $250 paid in the form of an Executive Committee Fee, $4,524 paid in the form of a car allowance. During 1994 this amount included $3,600 paid in the form of a Director's fee, $500 paid in the form of an Executive Committee Fee, and $4,524 paid in the form of a car allowance.
                                       64

(2) During 1996 this amount included $6,300 paid in the form of a Director's Fee, $550 paid in the form of an Executive Committee Fee, $6,000 paid in the form of a car allowance, and $835 paid in the form of dues at a social club used exclusively for business purposes. During 1995 this amount included $4,800 paid in the form of a Director's Fee, $250 paid in the form of an Executive Committee Fee, $6,000 paid in the form of a car allowance, and $720 paid in the form of dues at a social club used exclusively for business purposes. During 1994 this amount included $3,600 paid in the form of a Director's fee, $500 paid in the form of an Executive Committee fee, $6,000 paid in the form of a car allowance and $600 paid in the form of dues at a social club used exclusively for business purposes.

     (b) Perquisites. Executive officers of the Company who are employees of the Company are covered under a group life, group disability, and hospitalization plan that does not discriminate in favor of officers and that is generally available to all salaried employees. The Company does not have a pension, retirement or other deferred compensation plan, or any other similar arrangement.

     (c) Director's Fees and Other Fees. Directors of the Company receive a Director's fee of $6,300 per year for serving as Directors of the Company. Each director of the Company also receives the sum of $275.00 for each committee meeting attended, if such committee meeting is not in conjunction with a meeting of the Company's Board of Directors held at the same time and place.

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

     (e) Compensation Committee Interlocks and Insider Participation. The Executive Committee of the Company's Board of Directors makes recommendation to the Board of Directors concerning the compensation of the Company's executive officers. Subsequently, the Board of Directors makes all final decisions concerning such compensation. The Company's Executive Committee consists of Charles W. Mullenix, Ferris S. Ritchey, Jr., A. Thomas Frank, Lloyd C. Zobrist and George Pihakis, President and Chief Executive Officer.

     (f) Board Compensation Committee Report on Executive Compensation. In determining what level and type of compensation was made available to the Company's executive officers during 1996, the Executive Committee and Board of Directors considered the over-all performance of the Company and each officer's contribution to that performance. Specifically, in determining the compensation of Mr. Pihakis, the

Company's President and Chief Executive Officer, the Executive Committee and Board of Directors considered his length of employment with the Company, his experience in the industry, the financial condition of the Company, payments received by other executive officers holding similar positions and performing similar duties, and other subjective criteria.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a) The following table sets forth, as of December 31, 1996, information with respect to the only persons known by the Company to be the beneficial owner of more than 5% of the Company's outstanding voting securities:

                                                                     Number of Shares
Title                                                                 and Nature of
 of               Name and Address of                                    Beneficial                   Percent
Class             Beneficial Owner                                        Ownership                  of Class

Common            Consolidare Enterprises, Inc                            1,095,496                    57.4%
Shares            c/o Southern Security Life                                Direct
                   Insurance Company
                  755 Rinehart Road
                  Lake Mary, FL 32746

Common            Capital Indemnity Corp.,                                  142,872                     7.5%
Shares            George A. Fait                                            Direct
                  4610 University Ave, Madison, WI

         Executive officers and directors of the Company are shareholders of Consolidare Enterprises, Inc., which was the owner of approximately 57% of the Company's voting securities at December 31, 1996. At December 31, 1996, approximately 62.8% of the issued and outstanding common shares of Consolidare Enterprises, Inc. was owned by directors and executive officers of Company. The following table sets forth information as to the common shares of Company's parent, Consolidare Enterprises, Inc., beneficially owned by all directors and executive officers of the Company at December 31, 1996.

Name                                                           Number of Shares                    Percent of Class

Samuel F. Brewer                                                       95,966                              2.84%

A. Thomas Frank(1)                                                     75,640                              2.24%

Frank A. Hulet(2)                                                     129,180                              3.82%

C. Wesley Johnson(3)                                                  109,999                              3.25%

Lewis Kassis(4)                                                       280,152                              8.29%

Robert L. Martin(5)                                                   135,987                              4.02%

Charles W. Mullenix(6)                                                315,548                              9.33%

George Pihakis(7)                                                     167,446                              4.95%

Ferris S. Ritchey, Jr.                                                326,870                              9.67%

John M. Roehm                                                         194,298                              5.74%


Name                                                           Number of Shares                    Percent of Class

David C. Thompson(8)                                                   69,043                              2.04%

Lloyd C. Zobrist(9)                                                   153,550                              4.54%

All Directors &
 Officers                                                           2,053,679                              60.8%


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

(8)      Shares registered in the name of David C. and Patricia M.
         Thompson.

(9) 141,799 Shares registered in the name of WRCL Company, of which Mr. Zobrist is a principal, and 11,751 shares are registered to Lloyd C. Zobrist, individually.

         In  addition  to  common  stock,  Consolidare  Enterprises,   Inc.  has
outstanding one additional class of securities, 14.25% Convertible Subordinated Debentures which are convertible into common shares of Consolidare.

Item 13.  Certain Relationships and Related Transactions.

         Insuradyne Corporation, a wholly-owned subsidiary of Consolidare Enterprises, Inc., serves as general agent for the Company, pursuant to a general agency agreement, which is terminable by either party with 30 days notice. In such capacity, Insuradyne receives a commission on the first year commissionable premium on certain of the Company's policies as well as a small renewal commission on certain other policies. In accordance with the Florida Insurance Code, a copy of the Company's General Agency Agreement with Insuradyne Corporation was filed with and approved by the Florida Department of Insurance. Management of the Company believes that the terms of its General Agency Agreement with Insuradyne are as favorable to the Company as terms which could be obtained from independent third parties. During 1996, gross commissions in the amount of $344,904 were earned by Insuradyne Corporation. At December 31, 1996, the Company owed $17,841 to Insuradyne as a result of commissions earned by Insuradyne but for which Insuradyne has not yet requested payment.

         No Director or officer of the Company or any associates of any director or officer of the Company was indebted to the Company at December 31, 1996.

         The Company continues to be indebted to its parent, Consolidare Enterprises, Inc., in the amount of $1,000,000, pursuant to a promissory note dated December, 1988, which bears interest at the annual rate of interest equal to the Prime Rate (as hereinafter defined) plus 2%, with such interest rate not to be less than 9% nor in excess of 11%. For purposes of this promissory note, "Prime Rate" is defined to mean the Prime Rate as announced by Compass Bank, Birmingham, Alabama, from time to time, as its prime rate (which interest rate is only a bench mark, is purely discretionary and is not necessarily the best or lowest rate charged borrowing customers). This promissory note is due on demand and is payable out of capital surplus in excess of $1,750,000, pursuant to Florida Statutes ss.628.401 (1990). Interest and principal can only be repaid upon the express written approval of the Florida Department of Insurance.

         On December 31, 1996, approximately 60.8% of the issued and outstanding stock of Consolidare Enterprises, Inc. was owned by the directors and executive officers of the Company. See item 12 Security Ownership of Certain Beneficial Owners and Management.

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

                                     PART IV


Item 14. Financial Statements, Exhibits filed and Reports on Form 8-K.

         (a)      1.       Financial Statements                                    Page Number

                           The  following   financial   statements
                           of  Southern Security Life Insurance
                           Company are included in Part II,
                           Item 8:

                           Independent Auditors' Report............                    23

                           Balance Sheets - December 31,
                           1996 and 1995...........................                    24

                           Statements of Income - years ended
                           December 31, 1996, 1995 and 1994........                    26

                           Statements of Shareholders' Equity - years
                           ended December 31, 1996, 1995 and 1994..                    27

                           Statements of Cash Flows - years ended
                           December 31, 1996, 1995 and 1994........                    28

                           Notes to Financial Statements...........                    31

                  2.       Supplemental Schedules.

                           Required Financial Data - for the years ended December 31, 1996, 1995 and 1994 -
                           included in Part II, Item 8:

                           Schedule I - Summary of Investments -
                           Other than Investments in Related
                           Parties...........................                          55

                           Financial Data Schedule.................                    56

                           Schedule III - Supplementary Insurance
                           Information...................                              58

                           Schedule IV - Reinsurance...............                    59

         Schedules other than those listed above have been omitted because they are not applicable or because the required information is included in the financial statements and notes thereto or in Item 7 -Management's Discussion and Analysis of Financial Condition and
Results of Operations.

3.       Exhibits


         Exhibit Number                                                            Page Number

                   3.      Articles of Incorporation, as
                           amended, and By-Laws, as amended
                           (without exhibits) dated September 1994,
                           incorporated by reference herein from
                           From Exhibit 3(1) of the Annual Report of
                           the Company filed on Form 10-K for the
                           fiscal year ended December 31, 1994.....                    83

                  10.      Executive  Compensation Agreement between the Company
                           and George Pihakis (without exhibits) incorporated by
                           reference  herein  from  Exhibit  10(B) of the Annual
                           Report  of the  Company  filed  on Form  10-K for the
                           fiscal year
                           ended December 31, 1984.................                    84

                  10.A     Revolving Financing Agreement between
                           the Company and the Student Loan
                           Marketing Association, dated as of
                           September 19, 1996......................                    85

                  10.B     Reinsurance  Agreement between the Company and United
                           Group  Insurance  Company,  dated as of December  31,
                           1992  incorporated  by reference  herein from Exhibit
                           10(B) of the Annual  Report of the  Company  filed on
                           Form 10-K for the fiscal
                           year ended December 31, 1992............                    86

                  10.C     Agency  Agreement  between the Company and Insuradyne
                           Corporation  incorporated  by  reference  herein from
                           Exhibit  10(C) of the  Annual  Report of the  Company
                           filed on Form 10-K for the fiscal year ended
                           December 31, 1993.......................                    87

                  11.      Statement Re Computation of Net Income per
                           common share............................                    88

                  20.      Definitive proxy materials for the
                           Annual Meeting of Shareholders held
                           July 13, 1996.................                              89

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


Date: April 30, 1997




















(F:\USERS\TINA\MEMOS\10K96)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following Director of the Company on the date indicated.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY


                             By: /s/Samuel F. Brewer
                                 Samuel F. Brewer (Director)
                                 April 30, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following Director of the Company on the date indicated.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY


                            By:  /s/Alfred T. Frank
                                 Alfred T. Frank (Director)
                                 April 30, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following Director of the Company on the date indicated.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY


                           By:  /s/Frank A. Hulet
                                Frank A. Hulet (Director)
                                April 30, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following Director of the Company on the date indicated.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY


                       By:  /s/C. Wesley Johnson
                            C. Wesley Johnson (Director)
                            April 30, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following Director of the Company on the date indicated.

SOUTHERN SECURITY LIFE INSURANCE COMPANY


                         By:  /s/Robert Lee Martin
                              Robert Lee Martin (Director)
                              April 30, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following Director of the Company on the date indicated.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY


                    By: /s/Dr. Charles W. Mullenix
                        Dr. Charles W. Mullenix (Director)
                        April 30, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following Director of the Company on the date indicated.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY


                  By:  /s/Ferris S. Ritchey, Jr.
                       Ferris S. Ritchey, Jr. (Director)
                       April 30, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following Director of the Company on the date indicated.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY


                    By:  /s/John M. Roehm
                        John M. Roehm (Director)
                        April 30, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following Director of the Company on the date indicated.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY


                        By:  /s/Lloyd C. Zobrist
                            Lloyd C. Zobrist (Director)
                            April 30, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following Director of the Company on the date indicated.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY


                         By:  /s/Lewis Kassis
                             Lewis Kassis (Director)
                             April 30, 1997

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

                                  EXHIBIT 10.C

                          AGENCY AGREEMENT BETWEEN THE
                       COMPANY AND INSURADYNE CORPORATION

                       EXHIBIT FILED WITH ANNUAL REPORT ON
                          FORM 10-K FOR THE YEAR ENDED
                                DECEMBER 31, 1993

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                                      EXHIBIT 11

                                               COMPUTATION OF NET INCOME

                                                   PER COMMON SHARE



                                        1996                     1995                1994
                                      -------                   --------           ----------

Weighted Average
Shares Outstanding                  1,907,989                  1,907,989            1,907,989

Net Income                         $1,392,505                 $1,114,903           $1,013,979

Per Share Amount                         $.73                       $.58                 $.53


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                   EXHIBIT 20

                DEFINITIVE PROXY MATERIALS FOR THE ANNUAL MEETING