Form 10-Q
period 1997-03-31
SOUTHERN SECURITY LIFE INSURANCE CO
filed 1997-05-20
CIK 109747

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

For Quarter Ended March 31, 1997  Commission File No.  2-35669

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
          (Exact name of registrant as specified in its charter)

        Florida                             59-1231733
(State of incorporation)                (I.R.S. tax number)

               755 Rinehart Road, Lake Mary, FL 32746

Registrant's telephone number, including area code:  (407) 321-7113

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

                                          Number Outstanding at
   Title of class                             March 31, 1997

   Class A Common Shares                          1,907,989
   $1.00 per share

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                     Part I
                              FINANCIAL INFORMATION

                                      INDEX


ITEM 1
                                                                          Page
FINANCIAL STATEMENTS

Balance sheets - December 31, 1996 and
         March 31, 1997                                                   3-4

Statements of Income and Retained Earnings -
          Three Months Ended March 31, 1997 and 1996                        5

Shareholders' Equity                                                        6

Statement of Cash Flows - March 31, 1997 and 1996                         7-8

Notes to Financial Statements                                            9-32

ITEM 2

Management's Discussion and Analysis of the
         Statements of Income March 31, 1997                            33-42


Signature Page                                                             43

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                 Balance Sheets

                      March 31, 1996 and December 31, 1996

    Assets                                                                        March 31,          December 31
                                                                                     1997                 1996

Investment (note 3):
    Fixed maturities held to maturity
      (fair value, $13,517,283 and
      $15,140,919 at March 31, 1997
      and December 31, 1996, respectively)                                      $13,506,712           $14,974,962
    Securities available for sale,
      at fair value:
      Fixed maturities (cost of
        $26,810,425 at March 31,
        1997 and $24,298,618 at
        December 31, 1996)                                                       26,441,317            24,476,239
      Equity securities (cost,
        $2,005,143 and $0, at
        March 31, 1997 and
        December 31, 1996,
        respectively)                                                             1,922,563                  -
    Policy and student loans                                                      7,188,541             7,315,809
    Short-term investments                                                          100,000             4,539,106
    Other invested assets                                                             4,367                13,100


                                                                                 49,163,500            51,319,216

Cash and cash equivalents                                                         1,964,150               206,056
Accrued investment income                                                           989,114               687,699
Deferred policy acquisition costs
    (note 4)                                                                     16,838,925            16,979,612
Policyholders' account balances on
    deposit with reinsurer (Note 7)                                               8,546,224             8,522,449
Reinsurance receivable (note 7)                                                     368,508               379,692
Receivables:
    Agent balances                                                                  484,489               588,290
    Other                                                                           463,830               340,680
    Refundable income taxes                                                          43,295                  -
    Property and equipment, net,
    at cost (note 5)                                                              2,758,209             2,785,666





                                                                                 81,620,244           $81,809,360







                 See accompanying notes to financial statements

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                      March 31, 1996 and December 31, 1996



                                                                                  March 31,           December 31
Liabilities and Shareholders' Equity                                                 1997                 1996

Liabilities:
    Policy liabilities and accruals (notes 6 and 7):
      Future policy benefits                                                       977,107                985,720
      Policyholders' account balances                                           52,542,431             52,347,996
      Unearned premiums                                                          8,143,490              8,249,190
      Other policy claims and benefits
        payable   420,006                                                           293,221
    Other policyholders' funds, dividend
      and Endowment accumulations                                                   65,750                 59,596
    Funds held in reinsurance treaties
      with Reinsurers (note 7)                                                   1,244,175              1,193,366
    Note payable (note 8)                                                                                    -
    Note payable to related party
      (note 9)                                                                   1,000,000              1,000,000
    Due to affiliated insurance
      agency (note 11)                                                                -                    33,411
    General expenses accrued                                                     1,235,051                894,131
    Unearned investment income                                                     217,802                228,032
    Other liabilities                                                               55,110                204,845
    Income taxes payable                                                              -                    70,164
    Deferred income taxes (note 10)                                                449,315                588,100

                                                                                66,350,237             66,147,772


Shareholders' equity (notes 2,3 and 12):
    Common stock, $1 par, authorized
      2,000,000 shares; issued and out-
      standing, 1,907,989 shares                                                 1,907,989              1,907,989
    Capital in excess of par                                                     4,011,519              4,011,519
    Unrealized appreciation (depreciation)
      on securities available for sale                                            (321,527)               (8,880)
    Retained earnings                                                            9,672,026              9,750,960

                                                                                15,270,007             15,661,588




                                                                               $81,620,244            $81,809,360

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                   Statements of Income and Retained Earnings

               For The Three Months Ended March 31, 1997 and 1996

                                                                                      THREE MONTHS ENDED MARCH 31,

                                                                                 1997                           1996

Revenues:

 Premium and policy charges                                                  $2,499,040                       $2,414,599
 Less reinsurance ceded                                                        (398,608)                        (434,811)

 Net premium income                                                           2,100,432                        1,979,788
 Net investment income
   (Notes 3 and 8)                                                              861,081                          866,597
 Realized gain on invest-
   ments (Note 3)                                                              (114,354)                          13,387
                                                                             $2,847,159                       $2,859,772

Benefits, losses & expenses:
 Annuity, death, surrender and
   other benefits                                                             1,094,880                        1,229,201
 Decrease in future policy
   benefits                                                                      (8,613)                         (12,760)
 Amortization of deferred
   policy acquisitions
   costs (Note 4)                                                               948,033                          796,178
 Operating Expenses (Note 11)                                                   900,393                          599,565
 Interest expense with
   related party (Note 9)                                                        22,500                           22,500

                                                                             $2,957,193                       $2,634,684
 Income (loss) before income
   taxes                                                                       (110,034)                         225,088
 Income tax expense
   (benefit) (Note 10)                                                          (31,100)                          63,923

          Net income (loss)                                                    $(78,934)                        $161,165

Retained Earnings,
  beginning                                                                   9,750,960                        8,358,455

Retained Earnings, ending                                                     9,672,026                        8,519,620

Earnings per share,
  based on 1,907,989
  weighted average shares
  outstanding in 1997 and 1996                                                     .(04)                             .08

                       See notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                       Statements of Shareholders' Equity

           Period ended March 31, 1997 and December 31, 1996 and 1995


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

Balances,
 December 31,
 1994                    1,907,989           1,907,989        $4,011,519              (518,535)            -            7,243,552

Net income for
 the year                     -                   -                 -                     -                -            1,114,903
Unrealized
 appreciation
 of securities
 available
 for sale                     -                   -                 -                1,067,182             -                 -

Balances,
 December
 31, 1995                1,907,989          $1,907,989         4,011,519               548,647             -            8,358,455

Net income for
 the year to
 date                         -                   -                 -                     -                -            1,392,505
Unrealized
 depreciation
 of securities
 available
 for sale
 investments                  -                   -                 -                 (557,527)            -                 -

Balances,
 December 31,
 1996                    1,907,989          $1,907,989         4,011,519                (8,880)            -            9,750,960

Net income for
 the year to
 date                         -                   -                 -                     -                -              (78,934)
Unrealized
 depreciation
 of securities
 available
 for sale
 investments                  -                   -                 -                 (312,647)            -                  -

Balances,
 March 31,
 1997                    1,907,989          $1,907,989         4,011,519              (321,527)            -            9,672,026



                       See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                            Statements of Cash Flows

                 For Three Months Ended March 31, 1997 And 1996


                                                                                                1997                         1996
Cash flows provided by (used in) operating activities:
  Net income (including net realized
    gains and losses on investments)                                                          ($78,934)                   $182,085
Adjustments to reconcile net
    cash provided by (used in)
    operating activities:
      Depreciation                                                                              52,091                      47,235
    Net realized (gains) or
      losses on investments                                                                    114,354                     (13,387)
    Loss on disposal of property,
      plant and equipment                                                                           99                          27
    Deferred income taxes                                                                      386,879                     613,769
    Amortization of deferred
      policy acquisition costs                                                                 948,033                     796,178
    Acquisition costs deferred                                                                (807,346)                 (1,148,234)
    Change in assets and liabilities
      affecting cash provided by
      operations:
       Accrued investment income                                                              (301,415)                    (90,850)
       Due from affiliated insurance
        agency                                                                                    -                        (37,628)
       Accounts receivable                                                                     (19,349)                    119,492
       Reinsurance Receivable                                                                   11,184                       6,077
       Other policy claims and
        future benefits payable                                                                118,172                     560,625
       Policyholders' Account Balances                                                         581,346                     582,336
       Funds held under reinsurance                                                             50,809                      47,386
       Unearned premiums                                                                      (305,968)                   (245,675)
       Dividend and endowment
        accumulations                                                                            6,154                      (1,029)
       Payable to affiliated
        insurance agent                                                                        (33,411)                   (243,368)
       Income tax payable                                                                      (70,164)                       -
       Other liabilities                                                                       180,955                    (110,902)
       Income tax receivable                                                                   (43,295)                       -

  Net cash provided by (used in)
    operating activities                                                                       790,194                   1,064,137






                                   (Continued)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                            Statements of Cash Flows

                 For Three Months Ended March 31, 1997 And 1996


                                                                                                1997                        1996
Cash flows from (used in) investing activities:
  Purchase of investments:
  Purchase of investments held to
     maturity                                                                                     -                     (3,436,270)
  Purchase of investments available
     for sale (Equity & Fixed Maturity)                                                    (19,319,503)                 (2,168,200)
  Proceeds from sale of held to
     maturity securities                                                                     1,472,528                     100,000

  Proceeds from maturity of
     available for sale securities                                                                -                         77,060
  Proceeds from sale of available
     for sale securities (equity and
     fixed maturity)                                                                        14,670,012                   2,039,678
  Proceeds from sale of held to maturity                                                          -                      1,815,750
  Net change in short term investments                                                       4,439,106                    (535,551)
  Net change in policy and student loans                                                       127,268                   3,500,837
  Net change in other investments                                                                 -                          1,848
  Acquisition of property & equipment                                                          (10,825)                     (2,297)

     Net cash provided by (used in)
      investing activities                                                                   1,378,586                   1,392,855

Cash flows from financing activities:
   Receipts from universal life
     and certain annuity policies
     credited to policyholder
     account balances                                                                          949,942                   2,467,014
   Return of policyholder account
     balances on universal life
     and certain annuity policies                                                           (1,360,628)                 (2,509,586)
   Proceeds from short-term
     borrowings                                                                                   -                      2,500,000
   Repayment of short-term
     borrowings                                                                                   -                     (3,900,553)

Net cash provided by financing
   activities                                                                                 (410,686)                 (1,443,125)

Increase (decrease) in cash and
   Cash equivalents)                                                                         1,758,094                   1,013,867

Cash and cash equivalents at
   beginning of year                                                                           206,056                     406,752

Cash and cash equivalents at
   end of quarter                                                                           $1,964,150                  $1,420,619



                        See notes to financial statements

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                          Notes to Financial Statements
               For The Three Months Ended March 31, 1997 and 1996


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

                Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation. The Company mitigates this risk by charging fees for nonconformance with certain policy provisions, by offering products that transfer this risk

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
               For The Three Months Ended March 31, 1997 and 1996


1. Nature of business and summary of significant accounting policies, continued

       (a) to the purchaser, and/or by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer would have to sell assets prior to maturity and potentially recognize a gain or loss.

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

       (d)      Investments

                Investments in all debt securities and those equity securities with readily determinable market values are classified into one of three categories: held-to-maturity, trading or available-for-sale. Classification of investments is based upon management's current intent. Debt securities which management has a positive intent and ability to hold until maturity are classified as securities held-to-maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held-to-maturity are not reflected in the financial statements. Debt and equity securities that are purchased for short-term resale are classified as trading securities. Trading securities are carried at fair value, with unrealized holding gains and losses included in

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
               For The Three Months Ended March 31, 1997 and 1996


1. Nature of business and summary of significant accounting policies, continued

       (d) earnings. All other debt and equity securities not included in the above two categories are classified as securities available-for-sale. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported as a separate component of stockholders' equity, net of tax and a valuation allowance against deferred acquisition costs. At December 31, 1996 and 1995, the Company did not have any investments categorized as trading securities.

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
               For The Three Months Ended March 31, 1997 and 1996


1. Nature of business and summary of significant accounting policies, continued

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

                The Company has performed several tests concerning the recoverability of deferred acquisition costs. These methods include those typically used by many companies in the life insurance industry. Further, the Company conducts a sensitivity analysis of its assumptions that are used to estimate the future expected gross profits, which manage-ment has used to determine the future recoverability of the deferred acquisition costs.

       (g)      Depreciation

                Depreciation is being provided on the straight-line method over the estimated useful lives of the assets.

       (h)      Future Policy Benefits

                The liability for future policy benefits has been provided on a net level premium basis based upon estimated investment yields, withdrawals, mortality and other assumptions that were appropriate at the time the policies were issued. Such estimates are based upon industry data and the Company's past experience as adjusted to provide

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes To Financial Statements (continued)
               For The Three Months Ended March 31, 1997 and 1996


1. Nature of business and summary of significant accounting policies, continued

       (h)      for possible adverse deviation from the estimates.

       (i)      Recognition of Premium Revenue and Related Costs

                Premiums are recognized as revenue as follows:

                Universal life policies - premiums received from policy- holders are reported as deposits. Cost of insurance, policy administration and surrender charges which are charged against the policyholder account balance during the period, are recognized as revenue as earned. Amounts assessed against the policyholder account balance that represent compensation to the Company for services to be provided in future periods are reported as unearned revenue and recognized in income using the same assumptions and factors used to amortize acquisition costs capitalized.

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
               For The Three Months Ended March 31, 1997 and 1996


1. Nature of business and summary of significant accounting policies, continued

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
               For The Three Months Ended March 31, 1997 and 1996


2.     Basis of financial statements, continued

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











            (The remainder of this page is intentionally left blank)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
               For The Three Months Ended March 31, 1997 and 1996


2.     Basis of financial statements, continued

                                                                                                    Shareholders'
                                                     Net income                                          equity
                                               Years ended December 31,                               December 31,
                                        1996             1995             1994                1996              1995
As reported
 on a statutory
 basis                            1,022,183         $232,180             55,816           9,283,928         8,770,411

Adjustments:
  Deferred policy
  acquisition
  costs, net                     (1,346,695)        (290,344)           724,549          16,979,611        18,145,111

Future policy
  benefits, un-
  earned premiums
  and policy-
  holders' funds                  1,626,090        1,006,862            586,243         (10,643,224)      (12,340,766)

 Deferred
  income taxes                      (16,900)         221,000           (430,000)          (588,100)          (905,000)

 Asset valuation
  reserve                              -                -                  -               307,364            807,899

 Interest main-
  tenance reserve                   (18,221)          24,909             (4,092)           209,736            227,957
 Non-admitted
  assets                               -                -                  -               795,659            265,507
 Unrealized gains
  -SFAS 115                            -                -                  -               177,621            734,686
Capital and
  surplus note                         -                -                  -            (1,000,000)        (1,000,000)
 Other adjustments,
  net                               126,048          (79,704)            81,463             138,993           120,805
 Net increase
  (decrease)                        370,322          882,723            958,163           6,377,660         6,056,199

As reported on a
 GAAP basis                      $1,392,505        1,114,903          1,013,979          15,661,588        14,826,610


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
               For The Three Months Ended March 31, 1997 and 1996


2.     Basis of financial statements, continued

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

       The amortized cost and estimated market values of investments in debt securities are as follows:










            (The remainder of this page is intentionally left blank)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
               For The Three Months Ended March 31, 1997 and 1996


3.     Investments, continued

           (a) Continued

                                                                        Gross             Gross          Estimated
                                                     Amortized       Unrealized        Unrealized           Fair
                                                        Cost            Gains            Losses            Value

December 31, 1996:
   Held to maturity:
    U.S. Treasury securities
     and obligations of U.S.
     government corporations
     and agencies (guaranteed)                      $4,503,477          61,523              -            4,565,000

    Corporate securities                             9,461,064         120,955              -            9,582,019

    Special revenue and special
     assessment  obligations
     and all  nonguaranteed
     obligations of agencies and
     authorities of governments
     and their political subdivisions                1,010,421            -               16,521           993,900

                                                    14,974,962         182,478            16,521        15,140,919
   Available for sale:
   U.S. Treasury securities
     and obligations of U.S.
     government corporations
     and agencies (guaranteed)                      20,383,080         180,672              -           20,563,752

   Corporate securities                              3,585,084            -                2,084         3,583,000

   Special  revenue and special
     assessment  obligations
     and all  nonguaranteed
     obligations of agencies
     and authorities of governments
     and their political subdivisions                  330,454            -                  967           329,487

                                                    24,298,618         180,672             3,051        24,476,239

                                                   $39,273,580         363,150            19,572        39,617,158


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
               For The Three Months Ended March 31, 1997 and 1996


3.     Investments, continued

       (a)  Continued


                                                                        Gross             Gross          Estimated
                                                     Amortized       Unrealized        Unrealized           Fair
                                                       Cost             Gains            Losses            Value

December 31, 1995:
   Held to maturity:
    U.S. Treasury
     securities and
     obligations of U.S.
     government corpora-
     tions and agencies
     (guaranteed)                                    6,410,291          157,709            -             6,568,000

   Corporate securities                              7,743,286          171,436            -             7,914,722

   Special revenue and
     special assessment
     obligations and all
     nonguaranteed obligations
     of agencies and
     authorities of
     governments and
     their political
     subdivisions                                    1,011,818             -               -             1,011,818

                                                    15,165,395          329,145               0         15,494,540

   Available for sale:
    U.S. Treasury
     securities and
     obligations of U.S.
     government corporations
     and agencies (guaranteed)                      16,533,564          721,436            -            17,255,000

   Corporate securities                              3,931,378           16,622            -             3,948,000

   Special revenue and
     special assessment
     obligations and all
     nonguaranteed
     obligations of agencies
     and authorities of
     governments and their
     political subdivisions                            612,468             -              3,372            609,096

                                                    21,077,410          738,058           3,372         21,812,096

                                                   $36,242,805        1,067,203           3,372         37,306,636

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
               For The Three Months Ended March 31, 1997 and 1996


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

       Fixed maturity securities held-to-maturity:

                                                                               Amortized              Estimated
                                                                                  Cost                Fair value
            Due in one year or less                                             $998,865                998,865
             Due after one year through
                five years                                                     11,706,730             11,862,590
             Due after five years through
                ten years                                                         983,382              1,010,000
             Due after ten years                                                  275,564                275,564

                                                                               13,964,541             14,147,019
             Mortgage backed securities                                         1,010,421                993,900

                                                                              $14,974,962             15,140,919


           Fixed maturity securities available-for-sale:

            Due in one year or less                                             3,005,565              3,000,000
            Due after one year through
               5 years                                                         12,011,351             12,057,800
            Due after five years through
               ten years                                                        6,163,237              6,138,952
            Due after ten years                                                 2,788,011              2,950,000

                                                                               23,968,164             24,146,752
            Mortgage backed securities                                            330,454                329,487

                                                                              $24,298,618             24,476,239

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
               For The Three Months Ended March 31, 1997 and 1996


3.     Investments, continued

       (a)     Continued

               Proceeds from sale of equity securities and fixed maturities available for sale and related realized gains and losses are summarized as follows:

                                                               1996                 1995                 1994

         Proceeds from sale of
          equity securities                                $2,885,010             $854,339             $650,294


         Proceeds from sale of
          fixed maturities
           available for sale                               3,482,770           $1,809,750                 -


         Fixed maturities:
          Gross realized gains                                 15,013              145,136               67,146
          Gross realized (losses)                             (18,881)            (119,908)             (16,474)
         Equity securities:
          Gross realized gains                                930,919               55,543                 -
          Gross realized (losses)                             (57,620)             (20,540)                -


                                                             $869,431              $60,231              $50,672



         Certain of the fixed maturity securities classified as available for sale and held to maturity were called during the year ended December 31, 1996, 1995 and 1994 resulting in the following realized gains and losses:

                                                                  1996                 1995                  1994

         Held to maturity:
           Gross realized gains                                    $71                   $6                     -
         Available for sale:
           Gross realized gains                                      -                    -               $10,060
                                                                   $71                   $6               $10,060


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
               For The Three Months Ended March 31, 1997 and 1996


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

       (c)     Investment  Income

               Net investment income for the quarters ended March 31, 1997 and 1996 consists of the following:

                                                                                        1997                  1996

          Interest:
             Fixed maturities                                                       $691,693               643,186
             Policy and student loans                                                128,265               221,776
             Short-term investments                                                   75,486                34,528

          Dividends on equity securities
             Common stock, including mutual
               fund                                                                    5,084                 9,145

                                                                                     900,528               908,635
          Less investment expenses                                                    39,447                42,038

                                                                                    $861,081               866,597

          (d)    Investments on Deposit

                 In order to comply with statutory regulations, investments were on deposit with the Insurance Departments of certain states as follows:

                                                 1996                      1995                    1994
             Florida                         $1,718,751                 1,735,900               1,744,017
             Alabama                            100,000                   100,000                 100,000
             South Carolina                     306,028                   304,696                 305,356
             Georgia                            255,024                   251,193                 250,000
             Indiana                            199,752                      -                       -

                                             $2,579,555                 2,391,789               2,399,373

                                       22

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
               For The Three Months Ended March 31, 1997 and 1996


3.     Investments, continued

       (d)     Continued

               Certain of these assets, totaling approximately $650,000 for each of the years ended December 31, 1996 and 1995, are restricted for the future benefit of policyholders in a particular state.


4.     Deferred policy acquisition costs

       Deferred policy acquisition costs at December 31, 1996, 1995 and 1994 consist of the following:

                                                                  1996                 1995              1994

         Deferred policy acquisition
         costs at beginning of year                            18,145,111          $20,104,624        18,279,497

         Policy acquisition costs
          deferred:
           Commissions                                          1,030,875            1,418,644         2,200,505
           Underwriting and issue
            costs                                                 652,868              805,794         1,060,192
           Other                                                  334,300              554,955           706,558
           Change in unrealized
            appreciation (depreciation)                           181,196           (1,669,164)        1,100,578
                                                                2,199,239            1,110,229         5,067,833

         Amortization of deferred
           policy acquisition costs                            (3,364,738)          (3,069,742)       (3,242,706)

         Deferred policy acquisition
           costs at end of year                                16,979,612          $18,145,111        20,104,624


5.     Property and equipment

       Property and equipment consists of the following:

                                                        March                                                December
                                                         1997                                       1996                   1995

      Land                                             $982,027                                    $982,027              $982,027
      Building and improvements                       2,173,955                                   2,173,955             2,152,203
      Furniture and equipment                         1,027,052                                   1,019,621             1,013,268

                                                      4,183,034                                   4,175,603             4,147,498
      Less accumulated depreciation                   1,424,824                                   1,389,937             1,270,317


                                                     $2,758,209                                  $2,785,666            $2,877,181

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
               For The Three Months Ended March 31, 1997 and 1996


5.     Property and equipment, continued

       Depreciation expense for the years ended December 31, 1996, 1995 and 1994 totaled $151,950, $150,213, and $148,355, respectively.


6.     Future policy benefits

       At quarter ended March 31, 1997 and years ended December 31, 1996 and 1995, future policy benefits, exclusive of universal life and flexible term annuities consist of the following:

                                                     March 31,                           December 31,
                                                       1997                    1996                          1995

           Life insurance                            $658,807                 $672,913                      746,477
            Annuities                                 309,651                  304,394                      296,242
            Accident & health
             insurance                                  8,649                    8,413                        7,779

           Total life
            insurance policies                       $977,107                 $985,720                   $1,050,498


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
               For The Three Months Ended March 31, 1997 and 1996


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

        For the years ended December 31, 1996, 1995 and 1994, the Company ceded premiums of $582,346, $675,770 and $758,956, included in reinsurance ceded, and received recoveries of

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
               For The Three Months Ended March 31, 1997 and 1996


7.     Reinsurance, continued

       $367,295, $459,090 and $386,509, included in annuity, death death and other benefits, respectively. The funds held in reinsurance treaties with reinsurer of $1,193,366 and $977,416 represent the 18% share of policy loans ceded to the reinsurer at December 31, 1996 and 1995, respectively.


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
               For The Three Months Ended March 31, 1997 and 1996


10.     Income taxes

        Total income taxes for the years ended December 31, 1996, 1995, and 1994 were allocated as follows:


                                                               1996                   1995                1994

         Net income                                          196,000                 160,000             530,000
         Unrealized appreciation
           (depreciation) of
           investments                                          (675)                331,000            (319,500)
                                                             195,325                 491,000             210,500


         Income taxes for the years ended December 31, 1996, 1995 and 1994 is summarized as follows:


                                              1996                  1995                       1994

         Current:
          Federal                           $167,700                   $370,800              $100,000
          State                               11,400                     10,200                  -

                                             179,100                    381,000               100,000
         Deferred:
          Federal                             14,450                   (188,700)              387,000
          State                                2,450                    (32,300)               43,000

                                              16,900                   (221,000)              430,000

                                            $196,000                   $160,000              $530,000

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
               For The Three Months Ended March 31, 1997 and 1996


10.      Income taxes, continued

         Income tax expense for the years ended December 31, 1996, 1995 and 1994 differs from "expected" tax (computed by applying the U.S. federal income tax rate of 35% in 1996, 35% in 1995 and 1994 and to pretax income) as a result of the following:

                                                                     1996                  1995             1994


         Computed "expected" tax expense                           540,100               446,200          541,000
         Increase (reduction) in income
          taxes resulting from:
           Small life insurance
             company deduction                                    (346,000)             (340,200)         (83,000)
           Changes in the valuation
             allowance for deferred
             tax assets, allocated to
             income tax expense                                     64,900                62,600           14,000
           (Over) under accrual of
             prior year expense                                    (82,000)               11,000           29,000
           State taxes, net of federal
             income tax benefit                                      9,000               (14,600)          28,000
           Other, net                                               10,000                (5,000)           1,000

                                                                  $196,000              $160,000          530,000

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
               For The Three Months Ended March 31, 1997 and 1996


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

        The  principal   elements  of  deferred  income  taxes  consist  of  the
        following:

                                                                       1996              1995               1994

         Deferred policy acquisition costs                          (431,500)        $(155,500)          213,000
         Future policy benefits                                      532,000           (23,000)          175,000
         Other                                                       (83,600)          (42,500)           42,000
                                                                      16,900          (221,000)          430,000

         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                                                  1996                   1995

         Deferred tax assets:
         Unearned premiums, due to deferral of
           "front-end" fee                                                     $3,180,000             $3,542,000
         Policy liabilities and accruals,
            principally due to adjustments
            to reserves for tax purposes                                        1,814,000              1,984,000
         Deferred policy acquisition costs
           related to unrealized appreciation
           (depreciation)                                                          68,900                103,100
         Other                                                                    141,900                 39,200
         Alternative minimum tax credit
            carry forwards                                                        398,500                333,600

         Total gross deferred tax assets                                        5,603,300              6,001,900
         Less valuation allowance                                                (398,500)              (333,600)

         Net deferred tax assets                                                5,204,800              5,668,300

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
               For The Three Months Ended March 31, 1997 and 1996


10.     Income taxes, continued

                                                                                  1996                   1995

         Deferred tax liabilities:
          Deferred policy acquisition costs,
           principally due to
           deferrals                                                           (5,645,000)            (6,076,500)
         Other                                                                    (81,100)               (62,800)
         Unrealized appreciation                                                  (66,800)              (434,000)

         Total gross deferred tax liabilities                                  (5,792,900)            (6,573,300)

         Net deferred tax asset (liability)                                      (588,100)              (905,000)


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
               For The Three Months Ended March 31, 1997 and 1996


11.       Related party transactions continued

          deferred    and    related    amortization.     Insuradyne    incurred
          insurance-related expenses aggregating $31,703, $35,271, and $192,332 in 1996, 1995 and 1994, respectively.


12.       Agents' Incentive Stock Bonus Plan

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

          Investment securities available-for-sale and held-to- maturity: Fair value for fixed maturity and equity securities is based on quoted market prices at the reporting date for those or similar investments.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
               For The Three Months Ended March 31, 1997 and 1996


13. Disclosures About Fair Value of Financial Instruments, continued


          The following table presents the carrying amounts and estimated fair values of financial instruments held at December 31, 1996 and 1995. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.



                                                                1996                                   1995
                                                Carrying        Estimated              Carrying        Estimated
                                                 amount         fair value              amount         fair value
          Financial assets:
          Fixed maturities
             held to maturity
             (see note 3)                    $14,974,962        15,140,919          $15,165,395        15,494,540
          Fixed maturities
             Available for
             sale (see note 3)                24,476,239        24,476,239           21,812,096        21,812,096
          Equity securities
             Available for sale                        0                 0            1,715,386         1,715,386
          Policy and student
             loans                             7,315,809         7,315,809            9,971,653         9,971,653
          Short-term invest-
             ments                             4,539,106         4,539,106            1,499,100         1,499,100
          Cash and cash
             equivalents                         206,056           206,056              406,752           406,752

          Financial liabilities:
          Policy liabilities-
             Policyholders'
             account balances                 52,347,996        52,347,996           50,624,276        50,624,276


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

            (The remainder of this page is intentionally left blank)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The following table sets forth certain percentages reflecting financial data and results of operations (a) for 1997, 1996 and 1995 premium and investment revenues and (b) for period to period increases and (decreases).

                                                  Relationships to
                                                   Total Revenues                             Period to Period
                                                Period Ended March 31                      (Increase or Decrease)

                                       1997          1996         1995                     97-96            96-95


Insurance Revenues                      74%            69%          74%                       6%              (9%)
Net Investment Income                   26             31           26                      (15%)             12%
Other Income

  Total Revenues                       100%           100%         100%                       0%              (3%)

Losses, claims and
 loss adjustment
 expenses                               38%            42%          35%                     (11%)             19%
Acquisition costs                       33             28           22                       19%              17%

Other operating
  costs and
  expenses                              32             22           23                       48%              (7%)

  Total Expenses                       103%            92%          80%                      12%              12%

Income before income
  taxes                                 (4%)            8%          20%                    (149%)            (61%)
Provision for
  taxes                                  1              2            7                     (148%)            (71%)

Net Income                             (3%)            6%          13%                    (149%)             56%



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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Premium and policy charges for 1996 was recorded at $7.7 million, 1995 was recorded at $7.9 million and 1994 at $9.1 million. While policy production was up for 1996, premium and policy charges went down.

         The first quarter new business trend continued as in the past three years. The new Basic Life series products represented 63% of all new business production.

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

         Investment income for the first quarter remained constant with first quarter of 1996. The Company sold its entire stock portfolio at year end. The funds were put in short-term investments and reinvested during the first quarter of 1997 in a stock mutual market fund.

         The investment portfolio was restructured during the first quarter 1997, to extend the maturity of securities. During the restructure, bonds classified as held-to-maturity were inadvertently disposed. The amortized cost was $1,467,846. A realized gain of $4,682 was recorded on the books of the Company.

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

         While first quarter 1997 death claims show a decline from first quarter 1996, a significant increase in death claims in any given quarter can have a noticeable effect on operating results. In comparison with 1996, claims are down year-to-date approximately $241,000.

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

         Amortization of deferred policy acquisition costs have increased over that of the same period in 1996 by approximately 19%. The lapses of the past several years have had an impact on the amortization of the remaining deferred acquisition cost. The Company is making adjustments to current deferral so as not to further increased amortization cost. A conservation program is

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

being implemented to improve persistency.

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

         The Company's has adjusted its method of deferring acquisition costs which had a direct impact on operating expenses. The Company has reduced the deferral of these costs. 60% of the increase in total operating expenses was caused by this change in method. The balance of the increase, 40% was caused by
a) new product development, b) legal costs c) financial support servicing.

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

         Reinsurance premiums ceded for the first quarter 1996 amounted to 398,608. Policy benefits were reduced by $41,717, reinsurance commissions received were $72,215 and expenses of $151,810 were transferred to the reinsurers.

         Income, before income taxes, in 1996 was $1,588,505, inclusive of gain on equity securities of $873,299, compared to $1,274,903 in 1995 and $1,543,979 in 1994. The 1995 income declined 17% from prior year as a result of reduced premium income and level amortization expenses.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         A loss before income taxes, resulted for the first quarter of 1997 as compared to a gain, before income tax for the first quarter 1996. Increased operating expenses and deferred acquisition cost account for the change in income for the first quarter. The implantation of the new product line and a conservation of existing business will improve the income over the balance of the year.


Liquidity and Capital Resources.

         Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 required that investments in all debt securities and those equity securities with readily determinable market values be classified into one of three categories: held-to-maturity, trading or available-for-sale. Classification of investments is based upon management's current intent. Debt securities which management has a positive intent and ability to hold until maturity are classified as securities held-to-maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held-to-maturity, are not reflected in the financial statements. Debt and equity securities that are purchased for short-term resale are classified as trading securities. Trading securities are carried at market value, with unrealized holding gains and losses included in earnings. All other debt and equity securities not included in the above two categories are classified as securities available-for- sale. Securities available-for-sale are carried at market value, with unrealized holding gains and losses reported as a separate component of stockholders' equity, net of tax and a valuation allowance against deferred acquisition costs. Adoption of this statement had no effect on the income of the Company.

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











             (The remainder of this page is intentionally left out)

                                   SIGNATURES





      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.




                              SOUTHERN SECURITY LIFE INSURANCE
                                          COMPANY

                          BY:  /s/ George Pihakis

                               George Pihakis
                               President, Chief Executive Officer
                               and Director
           Date:
           MAY 19, 1997  BY:   /s/ David C. Thompson

                               David C. Thompson
                               Executive Vice-President, Secretary
                               Treasurer, Chief Operating Officer
                               and Director