Form 10-Q
period 1997-06-30
SOUTHERN SECURITY LIFE INSURANCE CO
filed 1997-08-21
CIK 109747

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)
     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

For Quarter Ended June 30, 1997  Commission File No.  2-35669

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
          (Exact name of registrant as specified in its charter)

        Florida                             59-1231733
(State of incorporation)                (I.R.S. tax number)

               755 Rinehart Road, Lake Mary, FL 32746

Registrant's telephone number, including area code:  (407) 321-7113

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

                          Yes  X    No

The number of Registrant's shares outstanding as of the close of the period covered by this report is as follows:

       Title of Class                     Number Outstanding at
   Class A Common Shares                      June 30, 1997

    $1.00 per share                          1,907,989

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                     Part I
                              FINANCIAL INFORMATION

                                      INDEX


ITEM 1

Page
FINANCIAL STATEMENTS

Balance sheets - December 31, 1996 and
         June 30, 1997                                               3-4

Statements of Income and Retained Earnings -
          Six Months Ended June 30, 1997 and 1996                      5

Shareholders' Equity                                                   6

Statement of Cash Flows - June 30, 1997
          and 1996                                                   7-8

Notes to Financial Statements                                       9-33

ITEM 2

Management's Discussion and Analysis of the
         Statements of Income June 30, 1997                        34-42


Signature Page                                                        43

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                 BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996

                                     ASSETS

                                                                                     June 30,                December 31,
                                                                                       1997                      1996

Investments (Note 3):
  Fixed maturities held to maturity
    (fair value, $12,545,624 and
    $15,140,919 at June 30, 1997
    and December 31, 1996 respectively)                                          $12,505,153                  $14,974,962

Securities available for sale, At fair value:
    Fixed maturities (cost of
    $28,416,220 at June 30, 1997
    and $24,298,618 at December 31,
    1996)                                                                         28,321,589                   24,476,239
  Equity securities (cost,
    $2,516,248 and $0 at June 30,
    1996 and December 31, 1996
    respectively)                                                                  2,787,863                         -
  Policy and student loans                                                         7,357,774                    7,315,809
  Short-term investments                                                             100,000                    4,539,106
  Other Invested Assets                                                                5,079                       13,100
                                                                                  ----------                   ----------
                                                                                  51,077,458                   51,319,216

Cash & Cash Equivalents                                                            1,383,465                      206,056
Accrued investment income                                                            706,718                      687,699
Deferred policy acquisition
  costs (Note 4)                                                                  16,336,458                   16,979,612
Policyholders' account
  balances on deposit with
  reinsurer (note 7)                                                               8,516,770                    8,522,449
Reinsurance receivable (note 7)                                                      387,461                      379,692
Receivables:
  Agent balances                                                                     489,008                      588,290
  Other                                                                              587,946                      340,680
  Refundable income taxes                                                             76,595                         -
Property and equipment, net
  at cost, (Note 5)                                                                2,722,772                    2,785,666
                                                                                 -----------                  -----------
Total Assets                                                                     $82,284,651                  $81,809,360
                                                                                 ===========                  ===========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                           BALANCE SHEETS (CONTINUED)
                       JUNE 30, 1997 AND DECEMBER 31, 1996


Balance sheets (continued):

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                     June 30,                December 31,
                                                                                       1997                      1996
Liabilities:
  Policy liabilities and accruals:
    (Notes 6 and 7):
    Future policy benefits                                                         $1,016,328                   $985,720
    Policyholder's account balances                                                52,632,005                 52,347,996
    Unearned premiums                                                               7,840,038                  8,249,190
    Other policy claims and benefits
     payable                                                                          851,792                    293,221
  Other policyholders funds, dividend
     and endowment accumulations                                                       68,575                     59,596
  Funds held in reinsurance treaties
    with reinsurers (note 7)                                                        1,277,050                  1,193,366
  Note payable to related party (note 9)                                            1,000,000                  1,000,000
  Due to affiliated insurance agency
    (Note 11)                                                                            -                        33,411
  General expenses accrued                                                          1,222,663                    894,131
 Unearned investment income                                                           223,321                    228,032
  Other liabilities                                                                    40,462                    204,845
  Income taxes payable                                                                   -                        70,164
  Deferred income taxes (Note 10)                                                     519,765                    588,100
                                                                                  -----------                -----------
                                                                                   66,691,999                 66,147,772
                                                                                  -----------                -----------
Shareholders' equity (Notes 2, 3 and 12):
  Common stock, $1 par, authorized
    2,000,000 shares; issued and
    outstanding 1,907,989 shares                                                    1,907,989                  1,907,989
  Capital in excess of par                                                          4,011,519                  4,011,519
Unrealized appreciation (depreciation)
    on securities available for sale                                                  136,278                     (8,880)

Retained earnings                                                                   9,536,866                  9,750,960

                                                                                   15,592,652                 15,661,588
                                                                                  -----------                -----------
                                                                                  $82,284,651                $81,809,360
                                                                                  ===========                ===========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                      THREE MONTHS                                     SIX MONTHS
                                                     ENDED JUNE 30,                                  ENDED JUNE 30,
                                                 1997             1996                  1997                         1996

Revenues:
Premium income                           $2,099,810            $2,723,313               $4,598,850            $5,137,912
Less reinsurance ceded                     (387,029)             (458,979)                (785,637)             (893,790)
                                         ----------            ----------               -----------           ----------
Net premium income                        1,712,781             2,264,334                3,813,213             4,244,122
Net investment income
 (Notes 3 and 8)                            857,920               788,479                1,719,001             1,655,076
Realized gain (loss) on
 investments (Note 3)                       165,595                39,008                   51,241                52,395
                                         $2,736,296            $3,091,821               $5,583,455            $5,951,593
                                         ----------            ----------               -----------           ----------
Benefits, losses & expenses:
 Annuity, death and
   other benefits                         1,258,452               839,228                2,353,332             2,068,429
 Decrease in future
   policy benefits                           39,221                 8,929                   30,608                (3,831)
 Amortization of
   deferred policy
   acquisitions
   costs (Note 4)                           642,189               818,070                1,590,222             1,614,248
 Operating Expenses
   (Note 11)                              1,006,449               908,412                1,906,842             1,507,977
 Interest expense with
   related party
   (Note 9)                                  22,500                22,500                   45,000                45,000
                                         ----------            ----------               -----------            ---------
                                         $2,968,811            $2,597,139               $5,926,004             5,231,823
 Income (loss) before
   income taxes                            (232,515)              494,682                 (342,549)              719,770
 Income tax expense
   (benefit) (Note 10)                      (97,355)              205,991                 (128,455)              269,914
                                         ----------            ----------               -----------            ---------

    Net income (loss)                     $(135,160)             $288,691                $(214,094)             $449,856
                                         ----------            ----------               -----------            ---------

Retained Earnings,
  beginning                               9,672,026             8,519,620                9,750,960             8,358,455
                                         ----------            ----------               -----------            ---------

Retained Earnings,
  ending                                  9,536,866             8,808,311                9,536,866             8,808,311
                                          =========             =========                ==========            =========
Earnings (loss) per share,
  based on 1,907,989 weighted
  average shares outstanding
  in 1997 and 1996                            $(.04)                 $.15                    $(.11)                 $.24
                                              ------                 ----                    ------                 ----

                       See notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                       STATEMENTS OF SHAREHOLDERS' EQUITY
             PERIODS ENDED JUNE 30, 1997 DECEMBER 31, 1996 AND 1995

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

Balances,
 December
 31, 1994                1,907,989          $1,907,989        $4,011,519             $(518,535)             -          $7,243,552

Net income for
 the year                     -                   -                 -                      -                -           1,114,903
Unrealized
 appreciation
 of securities
 available
 for sale                     -                   -                 -                1,067,182              -                 -
Balances,
 December
 31, 1995                1,907,989          $1,907,989        $4,011,519              $548,647              -          $8,358,455
                         ---------          ----------        ----------             ---------         --------        ----------

Net income for
 the year to
 date                         -                   -                 -                     -                 -           1,392,505
Unrealized
 depreciation
 of securities
 available
 for sale
 investments                  -                   -                 -                 (557,527)             -                 -
Balances,
 December
 31, 1996                1,907,989          $1,907,989        $4,011,519               $(8,880)             -          $9,750,960
                         ---------          ----------        ----------             ---------         --------        ----------

Net income for
 the year to
 date                         -                   -                 -                      -                -            (214,094)
Unrealized
 depreciation
 of securities
 available
 for sale
 investments                  -                   -                 -                  145,158              -                -
                         ---------          ----------        ----------             ---------         --------        ----------
Balances,
 June 30,
 1997                    1,907,989          $1 907 989        $4,011,519               $136,278             -           $9,536,866
                         =========          ==========        ==========             ==========        =======         ===========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            STATEMENTS OF CASH FLOWS
                   FOR SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                           INCREASE (DECREASE) IN CASH


                                                                                                   1997                        1996


Cash flows provided by (used in) operating activities:
  Net income (loss) (including net
    realized gains and losses on
    investments)                                                                             $(214,094)                   $449,856
  Adjustments to reconcile net
    income to net cash provided
    by (used in) operating
    activities:
    Depreciation                                                                               109,424                      89,151
    Net realized (gains) or
      losses on investments                                                                    (48,314)                    (52,396)
    Loss on disposal of property,
      plant and equipment                                                                           99                         115
    Deferred income taxes                                                                         -                        729,761
    Amortization of deferred
      policy acquisition costs                                                               1,590,222                   1,614,248
    Acquisition costs deferred                                                                (664,247)                 (1,564,424)
    Change in assets and liabilities
      affecting cash provided by
      operations:
      Accrued investment income                                                                (19,019)                    (62,484)
      Due from affiliated insurance
        agency                                                                                    -                        (27,565)
      Accounts receivable                                                                     (147,984)                   (122,187)
      Reinsurance Receivable                                                                    (7,769)                    220,163
      Other policy claims and
        future benefits payable                                                                589,179                     474,607
      Policyholders' Account
        Balances                                                                             1,183,006                   1,200,307
      Funds held under reinsurance                                                              83,684                      80,728
      Unearned premiums                                                                       (609,420)                   (494,483)
      Dividend and endowment
        accumulations                                                                            8,979                       2,180
      Payable to affiliated
        insurance agent                                                                        (33,411)                   (243,368)
      Income tax payable                                                                       (70,164)                       -
      Other liabilities                                                                        159,438                    (281,148)
      Income tax receivable                                                                    (76,595)                       -
                                                                                              --------                     -------
  Net cash provided by
     (used in) operating
     activities                                                                              1,833,014                   2,013,061
                                   (Continued)

                      SOUTHERN SECURITY LIFE INSURANCE COMPANY
                         STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                             INCREASE (DECREASE) IN CASH


                                                                                                   1997                        1996
Cash flows from (used in) investing activities:
  Purchase of investments:
  Purchase of investments held to maturity                                                        -                     (5,435,176)
  Purchase of investments available
     for sale (equity and fixed maturity)                                                  (26,347,052)                 (2,347,448)
  Proceeds from maturity of held to maturity
     Securities                                                                              1,000,000                        -
  Proceeds from sale of held to
     maturity securities                                                                          -                      1,915,750
  Proceeds from maturity of available
     for sale securities                                                                       438,831                     495,567
  Proceeds from sale of available
     for sale securities (equity and
     fixed maturity)                                                                        19,289,181                   2,217,837
  Proceeds from sales of held to maturity                                                    1,472,528                        -
  Net change in short term investments                                                       4,439,106                     487,689
  Net change in policy and student loans                                                       (41,965)                  3,755,657
  Net change in other investments                                                                 -                          1,847
  Acquisition of property & equipment                                                          (12,916)                    (14,580)
                                                                                              --------                     -------
     Net cash provided by (used in)
      investing activities                                                                     237,713                   1,077,143
                                                                                              --------                     -------

Cash flows from financing activities:
   Receipts from universal life
     and certain annuity policies
     credited to policyholder
     account balances                                                                        1,916,157                   4,806,960
   Return of policyholder account
     balances on universal life
     and certain annuity policies                                                           (2,809,475)                 (5,044,154)
   Proceeds from short-term borrowings                                                            -                      2,500,000
   Repayment of short-term borrowings                                                             -                     (3,900,553)
                                                                                              --------                     -------

Net cash provided by financing activities                                                     (893,318)                 (1,637,747)
                                                                                              --------                     -------

Increase (decrease) in cash and
   Cash equivalents                                                                          1,177,409                   1,452,457

Cash and cash equivalents at beginning
   of year                                                                                     206,056                     406,752
                                                                                              --------                     -------

Cash and cash equivalents at end of quarter                                                 $1,383,465                  $1,859,209
                                                                                            ==========                  ==========

                       See notes to financial statements

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


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

               Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation. The Company mitigates this risk by charging fees for nonconformance with certain policy provisions, by offering products that transfer

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
                 For the Six Months Ended June 30, 1997 and 1996


1. Nature of business and summary of significant accounting policies, continued

       (a) this risk to the purchaser, and/or by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer would have to sell assets prior to maturity and potentially recognize a gain or loss.

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

       (d)     Investments

               Investments in all debt securities and those equity securities with readily determinable market values are classified into one of three categories: held-to- maturity, trading or available-for-sale. Classification of investments is based upon management's current intent. Debt securities which management has a positive intent and ability to hold until maturity are classified as securities held-to-maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held-to-maturity are not reflected in the financial statements. Debt and equity securities that are purchased for short-term resale are classified as trading securities. Trading securities are carried at fair value, with unrealized holding gains and losses

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
                 For the Six Months Ended June 30, 1997 and 1996


1. Nature of business and summary of significant accounting policies, continued

       (d) included in earnings. All other debt and equity securities not included in the above two categories are classified as securities available-for-sale. Securities available-for-sale are carried at fair value, with un- realized holding gains and losses reported as a separate component of stockholders' equity, net of tax and a valuation allowance against deferred acquisition costs. At December 31, 1996 and 1995, the Company did not have any investments categorized as trading securities.

               The Company's carrying value for investments in the held-to-maturity and available-for-sale categories is reduced to its estimated realizable value if a decline in the market value is deemed other than temporary. Such reductions in carrying values are recognized as realized losses and charged to income.

               Interest  on  fixed  maturities  and  short-term  investments  is credited to income as it accrues on the principal amounts outstanding adjusted for amortization of premiums and discounts computed by the scientific method which approximages the effective yield method. Realized gains and losses on disposition of investments are included in net income. The cost of investments sold is determined on the specific identification method. Dividends are recorded as income on the ex-dividend dates.

               Policy loans and student loans are carried at the unpaid principal balance, less any amounts deemed to be uncol- lectible. The Company's policy is that policy loans are not made for amounts in excess of the cash surrender value of the related policy. Accordingly, policy loans are fully collateralized by the related liability for future policy benefits for traditional insurance policies and by the policyholders' account balance for interest sensitive policies.

       (e)     Cash and Cash Equivalents

               For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of one month or less to be cash equivalents.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
                 For the Six Months Ended June 30, 1997 and 1996


1. Nature of business and summary of significant accounting policies, continued

       (f)     Deferred Policy Acquisition Costs

               The costs of acquiring new business, net of the effects of reinsurance, principally commissions and those home office expenses that tend to vary with and are primarily related to the production of new business, have been deferred. Deferred policy acquisition costs applicable to non-universal life policies are being amortized over the premium-paying period of the related policies in a manner that will charge each year's operations in direct proportion to the estimated receipt of premium revenue over the life of the policies. Premium revenue esti- images are made using the same interest, mortality and withdrawal assumptions as are used for computing liabilities for future policy benefits. Acquisition costs relating to universal life policies are being amortized at a constant rate based on the present value of the estimated gross profit amounts expected to be realized over the life of the policies. Deferred policy acquisition costs are adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available for sale.

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

       (h)     Future Policy Benefits

               The liability for future policy benefits has been provided on a net level premium basis based upon estimated investment yields, withdrawals, mortality and other assumptions that were appropriate at the time the policies were issued. Such estimates are based upon

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes To Financial Statements (continued)
                 For the Six Months Ended June 30, 1997 and 1996


1. Nature of business and summary of significant accounting policies, continued

       (h) industry data and the Company's past experience as adjusted to provide for possible adverse deviation from the estimates.

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
                 For the Six Months Ended June 30, 1997 and 1996


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
                 For the Six Months Ended June 30, 1997 and 1996


2.     Basis of financial statements, continued

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





            (The remainder of this page is intentionally left blank)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
                 For the Six Months Ended June 30, 1997 and 1996


2.     Basis of financial statements, continued

                                                                                                    Shareholders'
                                                   Net income                                          equity
                                            Years ended December 31,                                 December 31,
                                        1996             1995             1994                1996              1995

As reported
 on a statutory
 basis                            1,022,183         $232,180             55,816           9,283,928         8,770,411
                                 ----------        ---------          ----------        -----------        ----------

Adjustments:
  Deferred policy
  acquisition
  costs, net                     (1,346,695)        (290,344)           724,549          16,979,611        18,145,111

Future policy
  benefits, un-
  earned premiums
  and policy-
  holders' funds                  1,626,090        1,006,862            586,243         (10,643,224)      (12,340,766)

 Deferred
  income taxes                      (16,900)         221,000           (430,000)          (588,100)          (905,000)

 Asset valuation
  reserve                              -                -                  -               307,364            807,899

 Interest main-
  tenance reserve                   (18,221)          24,909             (4,092)           209,736            227,957
 Non-admitted
  assets                               -                -                  -               795,659            265,507
 Unrealized gains
  -SFAS 115                            -                -                  -               177,621            734,686
Capital and
  surplus note                         -                -                  -            (1,000,000)        (1,000,000)
 Other adjustments,
  net                               126,048          (79,704)            81,463             138,993           120,805
                                 ----------        ---------          ----------        -----------        ----------

 Net increase
  (decrease)                        370,322          882,723            958,163           6,377,660         6,056,199
                                 ----------        ---------          ----------        -----------        ----------

As reported on a
 GAAP basis                      $1,392,505        1,114,903          1,013,979          15,661,588        14,826,610
                                 ==========        =========          ==========        ===========        ==========


          Under applicable laws and regulations, the Company is required to maintain minimum surplus as to policyholders,

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
                 For the Six Months Ended June 30, 1997 and 1996


2.     Basis of financial statements, continued

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

       The amortized cost and estimated market values of investments in debt securities are as follows:

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
                 For the Six Months Ended June 30, 1997 and 1996


3.     Investments, continued

       (a)     Continued

                                                                        Gross             Gross          Estimated
                                                     Amortized       Unrealized        Unrealized           Fair
                                                        Cost            Gains            Losses            Value

December 31, 1996:
   Held to maturity:
    U.S. Treasury securities
     and obligations of U.S.
     government corporations
     and agencies (guaranteed)                     $ 4,503,477          61,523              -            4,565,000

    Corporate securities                             9,461,064         120,955              -            9,582,019

    Special revenue and
     special  assessment
     obligations  and all
     nonguaranteed obligations
     of agencies and authorities
     of governments and their
     political subdivisions                          1,010,421            -               16,521           993,900
                                                    ----------         -------            ------        ----------
                                                    14,974,962         182,478            16,521        15,140,919
                                                    ----------         -------            ------        ----------
   Available for sale:
   U.S. Treasury securities
     and obligations of U.S.
     government corporations
     and agencies (guaranteed)                      20,383,080         180,672              -           20,563,752

   Corporate securities                              3,585,084            -               2,084          3,583,000

   Special  revenue and
     special  assessment
     obligations and all
     nonguaranteed obligations
     of agencies and authorities
     of governments and their
     political subdivisions                            330,454            -                  967           329,487
                                                    ----------         -------            ------        ----------
                                                    24,298,618         180,672             3,051        24,476,239
                                                    ----------         -------            ------        ----------
                                                   $39,273,580         363,150            19,572        39,617,158
                                                   ===========         =======            ======        ==========


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
                 For the Six Months Ended June 30, 1997 and 1996


3.     Investments, continued

       (a)     Continued

                                                                        Gross             Gross          Estimated
                                                     Amortized       Unrealized        Unrealized           Fair
                                                       Cost             Gains            Losses            Value

December 31, 1995:
   Held to maturity:
    U.S. Treasury securities
     and obligations of U.S.
     government corpora-
     tions and agencies
     (guaranteed)                                    6,410,291          157,709            -             6,568,000

   Corporate securities                              7,743,286          171,436            -             7,914,722

   Special revenue and
     special assessment
     obligations and all
     nonguaranteed obligations
     of agencies and authorities
     of governments and
     their political
     subdivisions                                    1,011,818             -               -             1,011,818
                                                    ----------         -------            ------        ----------
                                                    15,165,395          329,145            -            15,494,540

   Available for sale:
    U.S. Treasury securities
     and obligations of U.S.
     government corporations
     and agencies (guaranteed)                      16,533,564          721,436            -            17,255,000

   Corporate securities                              3,931,378           16,622            -             3,948,000

   Special revenue and
     special assessment
     obligations and all
     nonguaranteed obligations
     of agencies and authorities
     of governments and their
     political subdivisions                            612,468             -              3,372            609,096
                                                    ----------         -------            ------        ----------
                                                    21,077,410          738,058           3,372         21,812,096
                                                    ----------         -------            ------        ----------
                                                   $36,242,805        1,067,203           3,372         37,306,636
                                                   ===========         =======            ======        ==========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
                 For the Six Months Ended June 30, 1997 and 1996


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

       Fixed maturity securities held-to-maturity:

                                                                               Amortized              Estimated
                                                                                  Cost                Fair value

             Due in one year or less                                             $998,865                998,865
             Due after one year through
                five years                                                     11,706,730             11,862,590
             Due after five years through
                ten years                                                         983,382              1,010,000
             Due after ten years                                                  275,564                275,564
                                                                              -----------             ----------
                                                                               13,964,541             14,147,019
             Mortgage backed securities                                         1,010,421                993,900
                                                                              -----------             ----------
                                                                              $14,974,962             15,140,919
                                                                              ===========             ==========

           Fixed maturity securities available-for-sale:

            Due in one year or less                                             3,005,565              3,000,000
            Due after one year through
               5 years                                                         12,011,351             12,057,800
            Due after five years through
               ten years                                                        6,163,237              6,138,952
            Due after ten years                                                 2,788,011              2,950,000
                                                                              -----------             ----------
                                                                               23,968,164             24,146,752
            Mortgage backed securities                                            330,454                329,487
                                                                              -----------             ----------
                                                                              $24,298,618             24,476,239
                                                                              ===========             ==========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
                 For the Six Months Ended June 30, 1997 and 1996


3.     Investments, continued

       (a)     Continued

               Proceeds from sale of equity securities and fixed maturities available for sale and related realized gains and losses are summarized as follows:

                                                               1996                 1995                 1994

         Proceeds from sale of
          equity securities                                $2,885,010             $854,339             $650,294


         Proceeds from sale of
          fixed maturities
           available for sale                               3,482,770           $1,809,750                 -


         Fixed maturities:
          Gross realized gains                                 15,013              145,136               67,146
          Gross realized (losses)                             (18,881)            (119,908)             (16,474)
         Equity securities:
          Gross realized gains                                930,919               55,543                 -
          Gross realized (losses)                             (57,620)             (20,540)                -
                                                             ---------             --------             -------
                                                             $869,431              $60,231              $50,672
                                                             =========             ========             =======


         Certain of the fixed maturity securities classified as available for sale and held to maturity were called during the year ended December 31, 1996, 1995 and 1994 resulting in the following realized gains and losses:

                                                                  1996                 1995                  1994
         Held to maturity:
           Gross realized gains                                    $71                   $6                     -
         Available for sale:
           Gross realized gains                                      -                    -               $10,060
                                                                   ---                   --               -------
                                                                   $71                   $6               $10,060
                                                                   ===                   ==               =======

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
                 For the Six Months Ended June 30, 1997 and 1996


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

       (C)       Investment  Income

               Net investment income for the six months ended June 30, 1997 and 1996 consists of the following:

                                                                                        1997                  1996
          Interest:
             Fixed maturities                                                     $1,399,831             1,246,633
             Policy and student loans                                                235,349               326,999
             Short-term investments                                                   65,422                80,750

          Dividends on equity securities, Common
             stock, including mutual fund                                             16,189                15,668
          Rents                                                                       68,238                47,201
                                                                                   ---------             ---------
                                                                                   1,785,029             1,717,251
          Less investment expenses                                                    66,028                62,175
                                                                                   ---------             ---------
                                                                                  $1,719,001             1,655,076
                                                                                   =========             =========

          (d)    Investments on Deposit

                 In order to comply with statutory regulations, investments were on deposit with the Insurance Departments of certain states as follows:

                                                 1996                      1995                    1994

             Florida                         $1,718,751                 1,735,900               1,744,017
             Alabama                            100,000                   100,000                 100,000
             South Carolina                     306,028                   304,696                 305,356
             Georgia                            255,024                   251,193                 250,000
             Indiana                            199,752                      -                       -
                                                -------                   -------                 -------
                                             $2,579,555                 2,391,789               2,399,373
                                              =========                 =========               =========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
                 For the Six Months Ended June 30, 1997 and 1996


3.     Investments, continued

       (d)     Continued

               Certain of these assets, totaling approximately $650,000 for each of the years ended December 31, 1996 and 1995, are restricted for the future benefit of policyholders in a particular state.

4.     Deferred policy acquisition costs

       Deferred policy acquisition costs at December 31, 1996, 1995 and 1994 consist of the following:

                                                                  1996                 1995             1994
         Deferred policy acquisition
         costs at beginning of year                            18,145,111          $20,104,624        18,279,497

         Policy acquisition costs
          deferred:
           Commissions                                          1,030,875            1,418,644         2,200,505
           Underwriting and issue
            costs                                                 652,868              805,794         1,060,192
           Other                                                  334,300              554,955           706,558
           Change in unrealized
            appreciation (depreciation)                           181,196           (1,669,164)        1,100,578
                                                                ---------           ----------         ---------
                                                                2,199,239            1,110,229         5,067,833

         Amortization of deferred
           policy acquisition costs                            (3,364,738)          (3,069,742)       (3,242,706)
                                                                ---------           ----------         ---------
         Deferred policy acquisition
           costs at end of year                                16,979,612          $18,145,111       20,104,624
                                                               ==========          ===========       ==========

5.     Property and equipment

       Property and equipment consists of the following:

                                                         June                       December
                                                         1997                  1996                 1995
      Land                                             $982,027               $982,027             $982,027
      Building and improvements                       2,173,955              2,173,955            2,152,203
      Furniture and equipment                         1,043,542              1,019,621            1,013,268
                                                      ---------              ---------            ---------
                                                      4,199,524              4,175,603            4,147,498
      Less accumulated depreciation                   1,476,752              1,389,937           1,270,317
                                                      ---------              ---------            ---------
                                                     $2,722,772             $2,785,666           $2,877,181
                                                      =========              =========            =========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
                 For the Six Months Ended June 30, 1997 and 1996


5.     Property and equipment, continued

       Depreciation expense for the years ended December 31, 1996, 1995 and 1994 totaled $151,950, $150,213, and $148,355, respectively.


6.     Future policy benefits

       At six months ended June 30, 1997 and years ended December 31, 1996 and 1995, future policy benefits, exclusive of universal life and flexible term annuities consist of the following:

                                                       June 30,                  December 31,
                                                         1997                   1996                1995

           Life insurance                              $707,045               $672,913              746,477
            Annuities                                   300,343                304,394              296,242
            Accident & health
             insurance                                    8,940                  8,413                7,779
                                                         ------                  -----                -----
           Total life
            insurance policies                       $1,016,328               $985,720           $1,050,498
                                                      =========                =======            =========

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
                 For the Six Months Ended June 30, 1997 and 1996


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
                 For the Six Months Ended June 30, 1997 and 1996


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
                 For the Six Months Ended June 30, 1997 and 1996


10.     Income taxes

        Total income taxes for the years ended December 31, 1996, 1995, and 1994 were allocated as follows:


                                                               1996                   1995                1994

         Net income                                          196,000                 160,000             530,000
         Unrealized appreciation
           (depreciation) of
           investments                                          (675)                331,000            (319,500)
                                                             -------                 -------             --------
                                                             195,325                 491,000             210,500


         Income taxes for the years ended December 31, 1996, 1995 and 1994 is summarized as follows:


                                              1996                 1995                  1994

         Current:
          Federal                           $167,700              $370,800              $100,000
          State                               11,400                10,200                  -

                                             179,100               381,000               100,000
         Deferred:
          Federal                             14,450              (188,700)              387,000
          State                                2,450               (32,300)               43,000

                                              16,900              (221,000)              430,000

                                            $196,000              $160,000              $530,000

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
                 For the Six Months Ended June 30, 1997 and 1996


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
                 For the Six Months Ended June 30, 1997 and 1996


10.     Income taxes, continued

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

         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:













            (The remainder of this page is intentionally left blank)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
                 For the Six Months Ended June 30, 1997 and 1996


10.     Income taxes, continued

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
                 For the Six Months Ended June 30, 1997 and 1996


10.       Income taxes, continued

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
                 For the Six Months Ended June 30, 1997 and 1996

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
          Policy liabilities-
           Policyholders account
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

                                                  Relationships to
                                                   Total Revenues                             Period to Period
                                                 Period Ended June 30                      (Increase or Decrease)

                                       1997          1996         1995                     97-96            96-95

Insurance Revenues                      63%            71%          75%                     (11%)             (2%)
Net Investment Income                   37              -           25                       (4%)              9%
Other Income                             -             29            -                        -                -

  Total Revenues                       100%           100%         100%                      (7%)              3%

Losses, claims and
 loss adjustment
 expenses                               46%            35%          35%                      14%               1%
Acquisition costs                       24             27           26                       20%               6%

Other operating
  costs and expenses                    39             26           22                       28%              26%

  Total Expenses                       109%            88%          83%                      14%               9%

Income (loss) before
  income taxes                          (9%)           12%          17%                    (148%)            (26%)
Provision for taxes                      4               5           6                     (148%)            (27%)

Net Income                              (5%)            7%          11%                    (148%)            (27%)


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

         The new business placed inforce for the first six months of 1997 was up 38% over that of the first six months of 1996. The new Basic Life service product represents 61% of all new business placed inforce.

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

         Investment income for the first six months increase over the six months of 1996 by 64,000 as a result of the restructuring at the end of 1996 and reinvesting during the first quarter of 1997 into a stock mutual market fund.

         The investment portfolio was restructured during the first quarter 1997, to extend the maturity of securities. During the restructure, bonds classified as held-to-maturity were inadvertently disposed. The amortized cost was $1,467,846. A realized gain of $4,682 was recorded on the books of the Company.

         Total revenues for the six months of 1997 were less than the same period in 1995. A $365,000 settlement in connection with a lawsuit was allowed to flow through income.

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

         Death claims increased in the second quarter over the first quarter of 1997. Even with the increase the 1997 claims remained constant with the 1996 claims for the same period.

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

         Amortization of deferred policy acquisition costs have decreased over the same period in 1996. The lapses of the past several years have had an impact on the amortization of the remaining deferred acquisition cost. The Company by making

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

adjustments to current deferrals has helped reduce amortization cost. A conservation program that has been implemented is also improving persistency.

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

          The Company has adjusted its method of deferring acquisition costs which had a direct impact on operating expenses. The Company has reduced the deferral of these costs. 57% of the increase in total operating expenses was caused by this change in method. The balance of the increase, 43% was caused by
a) new product develop- ment, b) legal costs c) financial support servicing.

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

         Reinsurance premiums ceded for the first quarter 1996 amounted to 785,637. Policy benefits were reduced by $172,968, reinsurance commissions received were $146,536 and expenses of $524,346 were transferred to the reinsurers.

          Income, before income taxes, in 1996 was $1,588,505, inclusive of gain on equity securities of $873,299, compared to $1,274,903 in

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


1995 and $1,543,979 in 1994. The 1995 income declined 17% from prior year as a result of reduced premium income and level amortization expenses.

         A loss before income taxes, resulted for the first six months of 1997 as compared to a gain for the same period in 1996. Increased operating expenses and the non-recurring settlement of a lawsuit account for the loss. The implamentation of the new product line and conservation of existing business will improve the income over the balance of the year


Liquidity and Capital Resources.

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

         Student loans are a service the Company makes available to the public as well as an investment. While the Company anticipates the seasonal demand for student loan funds and the subsequent sale of such loans to the Student Loan Marketing Association (SLMA), there are times when additional funds are required to meet demand for student loans until such time as the sale thereof to SLMA can be completed. In 1995 the Company renewed its $5,000,000 line of

Item 7. Management's Discussion and Analysis of Financial Condition andResults of Operation.

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




                              SOUTHERN SECURITY LIFE INSURANCE
                                          COMPANY

                          BY:  /s/ George Pihakis

                               George Pihakis
                               President, Chief Executive Officer
                               and Director
       Date:
       August 19, 1997    BY:  /s/ David C. Thompson

                               David C. Thompson
                               Executive Vice-President,
                               Secretary Treasurer, Chief
                               Operating Officer and Director