Form 10-Q
period 1997-09-30
SOUTHERN SECURITY LIFE INSURANCE CO
filed 1997-11-18
CIK 109747

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)
     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

For Quarter Ended September 30, 1997  Commission File No.  2-35669

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
          (Exact name of registrant as specified in its charter)

        Florida                             59-1231733
(State of incorporation)                (I.R.S. tax number)

               755 Rinehart Road, Lake Mary, FL 32746

Registrant's telephone number, including area code:  (407) 321-7113

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

                          Yes  X    No

The number of Registrant's shares outstanding as of the close of the period covered by this report is as follows:

       Title of Class                     Number Outstanding at
   Class A Common Shares                    September 30, 1997
   ---------------------                  --------------------

    $1.00 per share                          1,907,989

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                     Part I
                              FINANCIAL INFORMATION

                                      INDEX


ITEM 1

Page
FINANCIAL STATEMENTS

Balance sheets - December 31, 1996 and
         September 30, 1997                                           3-4

Statements of Income and Retained Earnings -
         Nine Months Ended September 30, 1997 and 1996                  5

Shareholders' Equity                                                    6

Statement of Cash Flows - September 30, 1997
         and 1996                                                     7-8

Notes to Financial Statements                                        9-33

ITEM 2

Management's Discussion and Analysis of the
         Statements of Income September 30, 1997                    34-42


Signature Page                                                         43

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                     ASSETS

                                                          Sept.30,                    December 31,
                                                            1997                         1996
Investments (Note 3):
  Fixed maturities held to maturity
    (fair value, $10,664,026 and
    $15,140,919 at Sept. 30, 1997
    and December 31, 1996 respectively)                  $10,518,650                  $14,974,962

Securities available for sale, At fair value:
    Fixed maturities (cost of
    $33,354,627 at Sept. 30, 1997
    and $24,298,618 at December 31,
    1996)                                                 33,734,032                   24,476,239
  Equity securities (cost,
    $200,000 and $0 at Sept. 30,
    1996 and December 31, 1996
    respectively)                                            211,555                         -
  Policy and student loans                                 7,577,329                    7,315,809
  Short-term investments                                     100,000                    4,539,106
  Other Invested Assets                                       11,639                       13,100
                                                              ------                       ------

                                                          52,153,205                   51,319,216

Cash & Cash Equivalents                                      493,122                      206,056
Accrued investment income                                  1,055,136                      687,699
Deferred policy acquisition
  costs (Note 4)                                          15,657,794                   16,979,612
Policyholders' account
  balances on deposit with
  reinsurer (note 7)                                       8,439,371                    8,522,449
Reinsurance receivable (note 7)                              337,010                      379,692
Receivables:
  Agent balances                                             485,362                      588,290
  Other                                                      750,074                      340,680
  Refundable income taxes                                    172,939                         -
Property and equipment, net
  at cost, (Note 5)                                        2,697,874                    2,785,666
                                                           ---------                    ---------

Total Assets                                             $82,241,887                  $81,809,360
                                                          ==========                   ==========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                           BALANCE SHEETS (CONTINUED)
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


Balance sheets (continued):

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                            Sept. 30,                 December 31,
                                                               1997                       1996
Liabilities:
  Policy liabilities and accruals:
    (Notes 6 and 7):
    Future policy benefits                                  $1,063,058                   $985,720
    Policyholder's account balances                         52,484,133                 52,347,996
    Unearned premiums                                        7,442,725                  8,249,190
    Other policy claims and benefits
     payable                                                   839,634                    293,221
  Other policyholders funds, dividend
     and endowment accumulations                                61,588                     59,596
  Funds held in reinsurance treaties
    with reinsurers (note 7)                                 1,292,048                  1,193,366
  Note payable to related party (note 9)                     1,000,000                  1,000,000
  Due to affiliated insurance agency
    (Note 11)                                                     -                        33,411
  General expenses accrued                                   1,132,833                    894,131
 Unearned investment income                                    257,287                    228,032
  Other liabilities                                            152,920                    204,845
  Income taxes payable                                            -                        70,164
  Deferred income taxes (Note 10)                              582,158                    588,100
                                                               -------                    -------

                                                            66,308,384                 66,147,772
                                                            ----------                 ----------

Shareholders' equity (Notes 2, 3 and 12):
  Common stock, $1 par, authorized
    2,000,000 shares; issued and
    outstanding 1,907,989 shares                             1,907,989                  1,907,989
  Capital in excess of par                                   4,011,519                  4,011,519
Unrealized appreciation (depreciation)
    on securities available for sale                           251,142                     (8,880)

Retained earnings                                            9,762,853                  9,750,960
                                                             ---------                  ---------

                                                            15,933,503                 15,661,588
                                                            ----------                 ----------


                                                           $82,241,887                $81,809,360
                                                           ===========                ===========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                      THREE MONTHS                                    NINE MONTHS
                                                    ENDED SEPT. 30,                                 ENDED SEPT. 30,
                                                 1997             1996                  1997                         1996
                                                 ---------------------                  ---------     -------------------

Revenues:
Premium income                           $2,610,318            $2,624,593               $7,209,168            $7,762,505
Less reinsurance ceded                     (387,678)             (458,411)               1,173,315            (1,352,201)
                                           --------              --------                ---------            ----------
Net premium income                        2,222,640             2,166,182                6,035,853             6,410,304
Net investment income
 (Notes 3 and 8)                            946,362               852,254                2,665,363             2,507,330
Realized gain (loss) on
 investments (Note 3)                       378,906                  (313)                 430,147                52,082
                                            -------               -------                  -------               -------
                                         $3,547,908            $3,018,123               $9,131,363            $8,969,716
Benefits, losses & expenses:
 Annuity, death and
   other benefits                         1,038,678               858,681                3,392,010             2,927,110
 Decrease in future
   policy benefits                           46,730               (24,662)                  77,338               (28,493)
 Amortization of
   deferred policy
   acquisitions
   costs (Note 4)                         1,430,092               842,602                3,020,314             2,456,850
 Operating Expenses
   (Note 11)                                925,031               743,077                2,831,873             2,251,054
 Interest expense with
   related party
   (Note 9)                                  22,500                22,500                   67,500                67,500
                                             ------                ------                   ------                ------

                                         $3,463,031            $2,442,198               $9,389,035             7,674,021
                                          ---------            ----------               ----------             ---------
 Income (loss) before
   income taxes                              84,877               575,925                 (257,672             1,295,695
 Income tax expense
   (benefit) (Note 10)                     (141,110)              215,972                 (269,565)              485,886
                                           --------               -------                 --------               -------

    Net income                             $225,987              $359,953                  $11,893              $809,809
                                            =======               =======                   ======               =======

Retained Earnings,
  beginning                               9,536,866             8,808,311                9,750,960             8,358,455
                                          ---------             ---------                ---------             ---------

Retained Earnings,
  ending                                  9,762,853             9,168,264                9,762,853             9,168,264
                                          =========             =========                =========             =========

Earnings per share, based on
  1,907,989 weighted average
  shares outstanding in 1997
  and 1996                                     $.12                  $.19                     $.01                  $.42
                                                ===                   ===                      ===                   ===

                       See notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                       STATEMENTS OF SHAREHOLDERS' EQUITY
           PERIODS ENDED SEPTEMBER 30, 1997 DECEMBER 31, 1996 AND 1995

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

Balances,
 December
 31, 1994                1,907,989          $1,907,989        $4,011,519             $(518,535)             -          $7,243,552
                         ---------          ----------        ----------             ----------          -------        ---------

Net income for
 the year                     -                   -                 -                      -                -           1,114,903
Unrealized
 appreciation
 of securities
 available
 for sale                     -                   -                 -                1,067,182              -                 -
                         ---------           ---------        ----------             --------            -------         ------
Balances,
 December
 31, 1995                1,907,989          $1,907,989        $4,011,519              $548,647              -          $8,358,455
                         ---------          ----------        ----------              ---------          -------       ----------

Net income for
 the year to
 date                         -                   -                 -                     -                 -           1,392,505
Unrealized
 depreciation
 of securities
 available
 for sale
 investments                  -                   -                 -                 (557,527)             -                 -
                         ---------           ---------        ----------              ---------         --------         ------
Balances,
 December
 31, 1996                1,907,989          $1,907,989        $4,011,519               $(8,880)             -          $9,750,960
                         ---------          ----------        ----------               --------         --------       ----------

Net income for
 the year to
 date                         -                   -                 -                      -                -              11,893
Unrealized
 depreciation
 of securities
 available
 for sale
 investments                  -                   -                 -                  260,022              -                -
                         ---------           ---------          --------              ---------         --------           ---
Balances,
 Sept. 30,
 1997                    1,907,989          $1,907 989        $4,011,519               $251,142             -           $9,762,853
                         ---------          ----------        ----------               --------          -------        ----------

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            STATEMENTS OF CASH FLOWS
                FOR NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                           INCREASE (DECREASE) IN CASH

                                                                                                   1997                        1996
                                                                                                   ----                        ----
Cash flows provided by (used in) operating activities:
  Net income (loss) (including net
    realized gains and losses on
    investments)                                                                              $ 11,893                    $809,809
  Adjustments to reconcile net
    income to net cash provided
    by (used in) operating
    activities:
    Depreciation                                                                               167,081                     129,630
    Net realized (gains) or
      losses on investments                                                                   (428,686)                    (52,082)
    Loss on disposal of property,
      plant and equipment                                                                           99                         124
    Deferred income taxes                                                                         -                        945,731
    Amortization of deferred
      policy acquisition costs                                                               3,020,314                   2,668,106
    Acquisition costs deferred                                                              (1,457,487)                 (2,456,850)
    Change in assets and liabilities
      affecting cash provided by
      operations:
      Accrued investment income                                                               (367,437)                   (148,702)
      Due from affiliated insurance
        agency                                                                                    -                        (48,712)
      Accounts receivable                                                                     (306,466)                   (603,888)
      Reinsurance Receivable                                                                    42,682                     146,109
      Income Tax Receivable                                                                   (172,939)                       -
      Other policy claims and
        future benefits payable                                                                623,751                     504,817
      Policyholders' Account
        Balances                                                                             1,769,578                   1,988,407
      Funds held under reinsurance                                                              98,682                     156,658
      Unearned premiums                                                                     (1,006,733)                   (815,641)
      Dividend and endowment
        accumulations                                                                            1,992                       1,649
      Payable to affiliated
        insurance agent                                                                        (33,411)                   (243,368)
      Income tax payable                                                                       (70,164)                       -
      Other liabilities                                                                        216,032                    (182,673)
        Other policyholders'
          Funds                                                                                   -                           -
                                                                                               --------                    -------

  Net cash provided by (used in)
      operating activities                                                                   2,108,781                   2,799,124

                                   (Continued)

                      SOUTHERN SECURITY LIFE INSURANCE COMPANY
                         STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                             INCREASE (DECREASE) IN CASH


                                                                                                   1997                        1996
                                                                                                   ----                        ----
Cash flows from (used in) investing activities:
  Purchase of investments:
  Purchase of investments held to maturity                                                        -                     (7,400,416)
  Purchase of investments available
     for sale (equity and fixed maturity)                                                  (32,560,685)                 (2,515,277)
  Proceeds from maturity of held to maturity
     Securities                                                                              3,000,000                   1,915,750
  Proceeds from sale of held to
     maturity securities                                                                          -                           -
  Proceeds from maturity of available
     for sale securities                                                                       489,438                     571,234
  Proceeds from sale of available
     for sale securities (equity and
     fixed maturity)                                                                        23,174,923                   3,911,838
  Proceeds from sales of held to maturity                                                    1,472,528                        -
  Net change in short term investments                                                       4,439,106                     351,091
  Net change in policy and student loans                                                      (261,520)                  3,332,004
  Net change in other investments                                                                 -                          3,970
  Acquisition of property & equipment                                                          (25,141)                    (41,378)
                                                                                               --------                   --------

     Net cash provided by (used in)
      investing activities                                                                    (271,351)                    128,816
                                                                                              --------                  ----------

Cash flows from financing activities:
   Receipts from universal life
     and certain annuity policies
     credited to policyholder
     account balances                                                                        6,281,275                   5,793,753
   Return of policyholder account
     balances on universal life
     and certain annuity policies                                                           (7,831,638)                 (6,440,803)
   Proceeds from short-term borrowings                                                            -                      2,500,000
   Repayment of short-term borrowings                                                             -                     (3,900,553)
                                                                                            ----------                  ----------

Net cash provided by financing activities                                                   (1,550,363)                 (2,047,603)
                                                                                            ----------                  ----------

Increase (decrease) in cash and
   Cash equivalents                                                                            287,067                     880,337

Cash and cash equivalents at beginning
   of year                                                                                     206,056                     406,752
                                                                                               -------                     -------

Cash and cash equivalents at end of quarter                                                  $ 493,123                  $1,287,089
                                                                                             =========                  ==========

                        See notes to financial statements

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
              For the Nine Months Ended September 30, 1997 and 1996


1. Nature of business and summary of significant accounting policies, continued

       (f)     Deferred Policy Acquisition Costs

       The costs of acquiring new business, net of the effects of reinsurance, principally commissions and those home office expenses that tend to vary with and are primarily related to the production of new business, have been deferred. Deferred policy acquisition costs applicable to non-universal life policies are being amortized over the premium-paying period of the related policies in a manner that will charge each year's operations in direct proportion to the estimated receipt of premium revenue over the life of the policies. Premium revenue esti-images are made using the same interest, mortality and withdrawal assumptions as are used for computing liabilities for future policy benefits. Acquisition costs relating to universal life policies are being amortized at a constant rate based on the present value of the estimated gross profit amounts expected to be realized over the life of the policies. Deferred policy acquisition costs are adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available for sale.

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

       (h)     Future Policy Benefits

       The liability for future policy benefits has been provided on a net level premium basis based upon estimated investment yields, withdrawals, mortality and other assumptions that were appropriate at the time the policies were issued. Such estimates are based upon

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes To Financial Statements (continued)
              For the Nine Months Ended September 30, 1997 and 1996


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
              For the Nine Months Ended September 30, 1997 and 1996


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

       b. The liability for future policy benefits and expenses is based on conservative estimates of expected mortality, morbidity, interest, withdrawals and future maintenance and settlement
               expenses,  rather  than  on  statutory  ratesfor  mortality   and
               interest.

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
              For the Nine Months Ended September 30, 1997 and 1996


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





            (The remainder of this page is intentionally left blank)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
              For the Nine Months Ended September 30, 1997 and 1996


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
                                  =========        =========          =========          ==========        ==========


          Under applicable laws and regulations, the Company is required to maintain minimum surplus as to policyholders,

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
              For the Nine Months Ended September 30, 1997 and 1996


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

       The amortized cost and estimated market values of investments in debt securities are as follows:

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
              For the Nine Months Ended September 30, 1997 and 1996


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
                                                   ===========         =======            ======        ==========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
              For the Nine Months Ended September 30, 1997 and 1996


3.     Investments, continued

       (a)     Continued

                                                                        Gross             Gross          Estimated
                                                     Amortized       Unrealized        Unrealized           Fair
                                                       Cost             Gains            Losses            Value
December 31, 1995:
   Held to maturity:
    U.S. Treasury securities
     and obligations of U.S.
     government corpora-
     tions and agencies
     (guaranteed)                                    6,410,291          157,709            -             6,568,000

   Corporate securities                              7,743,286          171,436            -             7,914,722

   Special revenue and
     special assessment
     obligations and all
     nonguaranteed obligations
     of agencies and authorities
     of governments and
     their political
     subdivisions                                    1,011,818           -                 -             1,011,818
                                                    ----------          -------         ---------       ----------

                                                    15,165,395          329,145               0         15,494,540
                                                    ----------          -------               -         ----------

   Available for sale:
    U.S. Treasury securities
     and obligations of U.S.
     government corporations
     and agencies (guaranteed)                      16,533,564          721,436            -            17,255,000

   Corporate securities                              3,931,378           16,622            -             3,948,000

   Special revenue and
     special assessment
     obligations and all
     nonguaranteed obligations
     of agencies and authorities
     of governments and their
     political subdivisions                            612,468             -              3,372            609,096
                                                       -------          -------           -----            -------

                                                    21,077,410          738,058           3,372         21,812,096
                                                    ----------          -------           -----         ----------

                                                   $36,242,805        1,067,203           3,372         37,306,636
                                                   ===========        =========           =====         ==========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
              For the Nine Months Ended September 30, 1997 and 1996


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
                                                                              ===========             ==========


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
              For the Nine Months Ended September 30, 1997 and 1996


3.     Investments, continued

       (a)     Continued

               Proceeds from sale of equity securities and fixed maturities available for sale and related realized gains and losses are summarized as follows:

                                                               1996                 1995                 1994
                                                            ----------           ----------           -------

         Proceeds from sale of
          equity securities                                $2,885,010             $854,339             $650,294
                                                            =========              =======             ========


         Proceeds from sale of
          fixed maturities
           available for sale                               3,482,770           $1,809,750                 -
                                                            =========            =========              ====


         Fixed maturities:
          Gross realized gains                                 15,013              145,136               67,146
          Gross realized (losses)                             (18,881)            (119,908)             (16,474)
         Equity securities:
          Gross realized gains                                930,919               55,543                 -
          Gross realized (losses)                             (57,620)             (20,540)                -
                                                              --------             -------               ---


                                                             $869,431              $60,231              $50,672
                                                              =======               ======               ======



         Certain of the fixed maturity securities classified as available for sale and held to maturity were called during the year ended December 31, 1996, 1995 and 1994 resulting in the following realized gains and losses:

                                                                  1996                 1995                  1994
                                                                  ----                 ----                  ----
         Held to maturity:
           Gross realized gains                                    $71                   $6                     -
         Available for sale:
           Gross realized gains                                      -                    -               $10,060
                                                                   ---                    -               -------
                                                                   $71                   $6               $10,060
                                                                   ===                   ==               =======


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
              For the Nine Months Ended September 30, 1997 and 1996


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

       (c)     Investment Income

               Net investment income for the nine months ended September 30, 1997 and 1996 consists of the following:

                                                                                        1997                  1996
                                                                                        ----                  ----
          Interest:
             Fixed maturities                                                     $2,145,201             1,907,499
             Policy and student loans                                                337,262               446,024
             Short-term investments                                                   74,117               122,703

          Dividends on equity securities, Common
             stock, including mutual fund                                             28,468                23,582
          Rents                                                                       99,565                88,574
                                                                                      ------                ------
                                                                                   2,684,613             2,588,382
          Less investment expenses                                                    19,250                81,052
                                                                                      ------                ------

                                                                                  $2,665,363             2,507,330
                                                                                   =========             =========

          (d)    Investments on Deposit

                 In order to comply with statutory regulations, investments were on deposit with the Insurance Departments of certain states as follows:

                                                 1996                      1995                    1994
                                                 ----                      ----                    ----

             Florida                         $1,718,751                 1,735,900               1,744,017
             Alabama                            100,000                   100,000                 100,000
             South Carolina                     306,028                   304,696                 305,356
             Georgia                            255,024                   251,193                 250,000
             Indiana                            199,752                      -                       -
                                                -------                   -------                 -------

                                             $2,579,555                 2,391,789               2,399,373
                                              =========                 =========               =========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
              For the Nine Months Ended September 30, 1997 and 1996


3.     Investments, continued

       (d)     Continued

               Certain of these assets, totaling approximately $650,000 for each of the years ended December 31, 1996 and 1995, are restricted for the future benefit of policyholders in a particular state.

4.     Deferred policy acquisition costs

       Deferred policy acquisition costs at December 31, 1996, 1995 and 1994 consist of the following:

                                                                  1996                 1995             1994
                                                                  ----                 ----             ----
         Deferred policy acquisition
         costs at beginning of year                            18,145,111          $20,104,624        18,279,497

         Policy acquisition costs
          deferred:
           Commissions                                          1,030,875            1,418,644         2,200,505
           Underwriting and issue
            costs                                                 652,868              805,794         1,060,192
           Other                                                  334,300              554,955           706,558
           Change in unrealized
            appreciation (depreciation)                           181,196           (1,669,164)        1,100,578
                                                                  -------           ----------         ---------
                                                                2,199,239            1,110,229         5,067,833
         Amortization of deferred
           policy acquisition costs                            (3,364,738)          (3,069,742)       (3,242,706)
                                                               ----------           ----------        ----------

         Deferred policy acquisition
           costs at end of year                                16,979,612          $18,145,111       20,104,624
                                                               ==========          ===========       ==========

5.     Property and equipment

       Property and equipment consists of the following:

                                                         Sept.                      December
                                                         1997                  1996                 1995
                                                       -------              ----------           -------
      Land                                             $982,027               $982,027             $982,027
      Building and improvements                       2,173,955              2,173,955            2,152,203
      Furniture and equipment                         1,033,046              1,019,621            1,013,268
                                                      ---------              ---------            ---------

                                                      4,189,028              4,175,603            4,147,498
      Less accumulated depreciation                   1,491,154              1,389,937            1,270,317
                                                      ---------              ---------            ---------

                                                     $2,697,874             $2,785,666           $2,877,181
                                                     ==========              =========            =========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
              For the Nine Months Ended September 30, 1997 and 1996


5.     Property and equipment, continued

       Depreciation expense for the years ended December 31, 1996, 1995 and 1994 totaled $151,950, $150,213, and $148,355, respectively.


6.     Future policy benefits

       At nine months ended September 30, 1997 and years ended December 31, 1996 and 1995, future policy benefits, exclusive of universal life and flexible term annuities consist of the following:

                                                       Sept. 30,                 December 31,
                                                         1997                   1996                1995

           Life insurance                              $757,932               $672,913              746,477
            Annuities                                   296,224                304,394              296,242
            Accident & health
             insurance                                    8,902                  8,413                7,779
                                                          -----                  -----                -----

           Total life
            insurance policies                       $1,063,058               $985,720           $1,050,498
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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
              For the Nine Months Ended September 30, 1997 and 1996


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
              For the Nine Months Ended September 30, 1997 and 1996


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
              For the Nine Months Ended September 30, 1997 and 1996


10.     Income taxes

        Total income taxes for the years ended December 31, 1996, 1995, and 1994 were allocated as follows:


                                                               1996                   1995                1994
                                                               ----                   ----                ----
         Net income                                          196,000                 160,000             530,000
         Unrealized appreciation
           (depreciation) of
           investments                                          (675)                331,000            (319,500)
                                                                ----                 -------            --------
                                                             195,325                 491,000             210,500
                                                             =======                 =======             =======


         Income taxes for the years ended December 31, 1996, 1995 and 1994 is summarized as follows:


                                              1996                 1995                  1994
                                              ----                ------                -----

         Current:
          Federal                           $167,700              $370,800              $100,000
          State                               11,400                10,200                  -
                                              ------                ------               ----

                                             179,100               381,000               100,000
                                            --------              --------               -------
         Deferred:
          Federal                             14,450              (188,700)              387,000
          State                                2,450               (32,300)               43,000
                                            --------               -------                ------

                                              16,900              (221,000)              430,000
                                            --------               -------               -------

                                            $196,000              $160,000              $530,000
                                            ========              ========              ========


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
              For the Nine Months Ended September 30, 1997 and 1996


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
              For the Nine Months Ended September 30, 1997 and 1996


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
                                                                      ======          ========           =======

         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:













            (The remainder of this page is intentionally left blank)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
              For the Nine Months Ended September 30, 1997 and 1996


10.     Income taxes, continued

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
              For the Nine Months Ended September 30, 1997 and 1996


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
              For the Nine Months Ended September 30, 1997 and 1996

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

                                                          1996                                  1995
                                                -------------------------             ---------------------------
                                                Carrying        Estimated              Carrying        Estimated
                                                 amount         fair value              amount         fair value
          Financial assets:
          Fixed maturities
           held to maturity
           (see note 3)                      $14,974,962        15,140,919          $15,165,395        15,494,540
          Fixed maturities
           Available for
           sale (see note 3)                  24,476,239        24,476,239           21,812,096        21,812,096
          Equity securities
           Available for sale                          0                 0            1,715,386         1,715,386
          Policy and student
           loans                               7,315,809         7,315,809            9,971,653         9,971,653
          Short-term invest-
           ments                               4,539,106         4,539,106            1,499,100         1,499,100
          Cash and cash
           equivalents                           206,056           206,056              406,752           406,752

          Financial liabilities:
          Policy liabilities-
           Policyholders account
           balances                           52,347,996        52,347,996           50,624,276        50,624,276

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)
              For the Nine Months Ended September 30, 1997 and 1996

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

                                               Relationships to
                                                Total Revenues                                Period to Period
                                             Period Ended Sept. 30                         (Increase or Decrease)

                                       1997          1996         1995                     97-96            96-95
                                      ------        ------       ------                   -------          ------
Insurance Revenues                      66%            72%          74%                      (6%)             (2%)
Net Investment Income                   34             28           26                        6                9
Other Income                             -              -            -                        -                -
                                       ---            ---          ---                       --               --

  Total Revenues                       100%           100%         100%                       2%               0%

Losses, claims and
 loss adjustment
 expenses                               38%            32%          34%                      20%              (6%)
Acquisition costs                       33             28           25                       23                9

Other operating
  costs and expenses                    32             26           22                       25               20
                                        --             --           --                       --               --

  Total Expenses                       103%            86%          81%                      22%               6%

Income (loss) before
  income taxes                          (3%)           14%          19%                    (120%)            (22%)
Provision for taxes                      3              5            7                     (155%)            (22%)
                                        ---            ---          --                     ----              -----

Net Income (loss)                        0%             9%          12%                     (98%)            (23%)


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

         The new business premium placed inforce for the first nine months of 1997 was equal to that of the first nine months of 1996. The new Basic Life service product represents 52% of all new business placed inforce.

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

         Investment income for the first nine months increase over the nine months of 1996 by $158,000 as a result of the restructuring at the end of 1996. Reinvesting during 1997 has been into a stock mutual market fund and fixed securities available for sale.

         The investment portfolio was restructured during the first quarter 1997, to extend the maturity of securities. During the restructure, bonds classified as held-to-maturity were inadvertently disposed. The amortized cost was $1,467,846. A realized gain of $4,682 was recorded on the books of the Company.

         Total revenues for the nine months of 1997 were more than the same period in 1996. A $375,000 gain on the sale of investments was realized during the third quarter.

         Annuity, death and other benefits decreased slightly in both 1996 and 1995. This expense line is a combination of several expenses with death claims, annuity benefits and surrender benefits comprising the most significant portion of the total line. In 1996 each of these expenses declined slightly, whereas in 1995 death claims actually rose slightly.

         Death claims increased in the third quarter over the second quarter of 1997. With the increase of the 1997 claims, they are approximately $300,000 higher for the same period in 1996. A significant increase or decrease in death claims in any given year can have a marked impact on the result of operation in a small company.

         The amortization of deferred acquisition costs increased in 1996, following a two year decline in 1995 and 1994. The amortization of deferred acquisition costs is a continuous refinement process which relates to current experience in connection with revenues, mortality gains and losses, credited interest rate spreads, expense charges and surrender charges. The change in the rate of amortization of both deferred acquisition costs and unearned premium liabilities is due to unlocking for current and future experience based on the results of the changing experience encountered as required under FAS 97.

         Amortization of deferred policy acquisition costs have increased over the same period in 1996. The lapses of the past several years have had an impact on the amortization of the

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

remaining  deferred  acquisition  cost.  The  Company is making  adjustments  to
current  deferrals  so  as  not  to  further  increase   amortization   cost.  A
conservation program that has been implemented is also improving persistency.

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

         The Company has adjusted its method of deferring acquisition costs which had a direct impact on operating expenses. The adjustment has reduced the deferral of these costs. 53% of the increase in total operating expenses was caused by this change in method. The balance of the increase, 47% was caused by a) new product development, b) legal costs c) financial support servicing.

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

         Reinsurance premiums ceded for the nine months of 1997 amounted to 1,173,315. Policy benefits were reduced by $242,356, reinsurance commissions received were $217,288 and expenses of $827,396 were transferred to the reinsurers.

         Income, before income taxes, in 1996 was $1,588,505, inclusive of gain on equity securities of $873,299, compared to $1,274,903 in

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operation.

1995 and $1,543,979 in 1994. The 1995 income declined 17% from prior year as a result of reduced premium income and level amortization expenses.

The net income for the nine months of 1997 is approximately $800,000 less than the same period of 1996. Increased operating expenses (due to method of deferring acquisition cost), claims and amortization of deferred policy acquisition cost (due to persistency) created this difference.

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




                                        SOUTHERN SECURITY LIFE INSURANCE
                                        COMPANY

                                        BY:   /s/ George Pihakis
                                              ----------------------------------
                                              George Pihakis
                                              President, Chief Executive Officer
                                              and Director
      Date:
      November 18, 1997                 BY:   /s/ David C. Thompson
                                              ----------------------------------
                                              David C. Thompson
                                              Executive Vice-President,
                                              Secretary Treasurer, Chief
                                              Operating Officer and Director