Form 10-K
period 1997-12-31
SOUTHERN SECURITY LIFE INSURANCE CO
filed 1998-04-15
CIK 109747

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K
                                   (Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1997
                                       OR

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

State the aggregate market value of the voting stock held by nonaffiliates of the Company: $5,585,889 as of February 27, 1998.

The number of shares of the Company outstanding as April 1, 1997 is as follows:
                                                    Number Outstanding at
                Title of Class                      April 1, 1998
               Common Stock
               Par value $1.00 per share                1,907,989

                                     PART I
Item 1.  Business.

        Southern Security Life Insurance Company ("the Company") is a legal reserve life insurance company authorized to transact business in the states of Alabama, Florida, Georgia, Hawaii, Indiana, Illinois, Kentucky, Louisiana, Michigan, Missouri, Oklahoma, South Carolina, Tennessee and Texas. It was incorporated under Florida law in 1966 and was licensed and commenced business in 1969. The Company obtained authorization in the states of Indiana and Oklahoma in 1996 and will continue the process of seeking authorization, directly or through acquisition, to transact business in additional states during 1997. During 1997, approximately 45% of the premium income of the Company was from business in force in its state of domicile. The Company's only industry segment is the ordinary life, accident and health and annuity business.

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

        The Company introduced its first universal life product in 1986 and currently has two principal universal life products in force. These universal life products offer flexibility to the client as well as tax advantages, both currently and upon the death of the insured. These products allow the Company to better compete in the current market environment. In excess of 43% and 60% of the policies written by the Company in 1997 and 1996 respectively, were for the universal life products.

        During the first quarter 1996, the Company introduced a new series of products designed for the seniors market. This new series targets the needs of senior citizens especially as they plan for their final expenses. A lead generation program was used to support this new product as it was introduced. 57% of the policies written in 1997 represent this new series. New field sales representatives are being actively recruited to market the product.

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

        The following table provides information (on a statutory basis) concerning the amount and percentage of premium income resulting from the principal lines of insurance written by the Company during the periods indicated:


                            1997                  1996                         1995
                            ====                  ====                         ====

                                Per-                     Per-                       Per-
                    Amount      centage        Amount    centage       Amount       centage
Life
Insurance-
Ordinary
(1)(2)             $8,386,972      94%      9,225,755    92%         10,220,659      93%

Individual
Annuities
(1)                    70,809       1%        307,618     3%            195,473       2%

Life
Insurance-
Group
(SGLI)                476,455       5%        529,554     5%            518,597       5%

Other -
Accident &
Health                 11,323       0%          1,274     0%              1,385       0%
                   -----------    ----   ------------   ----         -----------    ----

                  $ 8,945,559     100%      10,064,201       100%       10,936,114        100%
                  ===========     ====      ==========       ====       ==========        ====



(1) A portion of each of the deposit term policies previously sold by the Company represents ordinary life insurance and the balance represents an individual annuity.

(2) The 1996 and 1997 premium income for life insurance-ordinary are net of reductions of $1,773,148 and $1,517,988, respectively, in ceded premium paid to all reinsurers, including Mega Life.










            (The remainder of this page is intentionally left blank)

        The  following  table  gives   information  [on  a  generally   accepted
accounting principles basis] for the Company concerning operating ratios for the periods indicated:

                                               1997                1996                1995
                                               ----                ----                ----

Total Net Insurance
 revenues                                $7,643,650           7,915,027           8,158,938

Benefit Costs:
  Amount                                 $4,307,013           3,818,562           4,061,096
  Ratio to Net Premium
   Income                                     56.4%               48.2%               49.8%

Acquisition Expenses:
  Amount                                 $3,542,617           3,364,738           3,069,742
  Ratio to Net Premium
   Income                                     46.3%               42.5%               37.6%

General Insurance Expenses:
  Amount                                 $3,382,255           3,246,552           2,735,280
  Ratio to Net Premium
    Income                                    44.3%                 41%               33.5%

Income Before Income Taxes:
  Amount                                   $249,410           1,588,505           1,274,903
  Ratio to Net Premium
   Income                                      3.3%               20.1%               15.6%
  Ratio to Total Income                        2.1%               13.1%               11.4%
  Ratio to Equity                              1.5%               10.1%                8.6%



                  (The remainder of this page is intentionally left blank)

        The following table provides information about the Company concerning changes in life insurance in force (shown in thousands -000 omitted) during the periods indicated (exclusive of acciden tal death benefits):

                                                 1997              1996                1995
                                                 ----              ----                ----
Total life insurance in force
at beginning of period:
   Ordinary Whole Life &
    Endowment-Participating                      $441               584                 583
   Ordinary Whole Life &
    Endowment-Non-Participating             1,157,624         1,289,250           1,459,149
   Term                                         7,884             8,371               9,422
   Reinsurance Assumed                        537,701           507,552             531,502
                                              -------           -------             -------

   Total                                   $1,703,650         1,805,757           2,000,656

Additions (including re-
insurance assumed):
   Ordinary Whole Life &
    Endowment-Participating                     - 0 -             - 0 -               - 0 -
   Ordinary Whole Life &
    Endowment-Non-Participating                82,390           122,578             125,961
   Term                                         - 0 -             - 0 -               - 0 -
   Reinsurance Assumed                         19,021            64,071                   8
                                              -------           -------             -------

   Total                                     $101,411           186,649             125,969


Terminations:
  Death                                        $2,010             1,756               2,204
  Lapse and Expiry                             57,435            73,919              89,868
  Surrender                                   186,654           212,801             228,334
  Other                                           152               280                 463
                                              -------           -------            --------
  Total                                      $246,251           288,756             320,869

Life Insurance in force at end of period:
   Ordinary Whole Life &
   Endowment-Participating                       $381               441                 583
   Ordinary Whole Life &
   Endowment-Non-Participating              1,019,179         1,157,624           1,289,250
   Term                                         6,478             7,884               8,371
   Reinsurance Assumed                        532,772           537,701             507,552
                                              -------           -------             -------

   Total                                   $1,558,810         1,703,650           1,805,756
                                            ---------         ---------           ---------
Reinsurance Ceded                            (337,901)         (386,084)           (448,382)
                                             --------          --------            --------
Total after Reinsurance Ceded              $1,220,909         1,317,566           1,357,374
                                            =========         =========           =========

Lapse Ratio (Reflecting termina-
tion by surrender and lapse;
ordinary life insurance only):                   20.0%             20.5%               21.1%

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

                  Mean                  Gross                 Net
Fiscal         Investment             Investment           Investment            Net
Year           Assets (1)              Income(2)           Income (3)          Yield (4)
-----          ----------             ----------           ----------          ---------

1997           $51,094,803             3,565,206            3,545,311            6.94%

1996           $50,752,712             3,508,161            3,318,627            6.54%

1995           $46,899,142             3,225,630            2,998,875            6.39%


(1) Computed pursuant to valuations prescribed under generally accepted accounting principles.

(2)     Includes capital gains net of capital losses.

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

        The Company presently sells its policies on a general agency basis through a field force consisting of approximately 295 agents. All such agents are licensed as agents of, and sell for, the Company and are independent contractors who are paid exclusively on a commission basis for sales of the Company's policies. Some of the Company's agents are part-time insurance agents. Most of the Company's agents are associated with Insuradyne Corporation, a wholly-owned subsidiary of the Company's parent, Consolidare Enterprises, Inc. See "Certain Relationships and Related Transactions" in item 13, Part III of this Report.

        The Company presently employs 36 persons, none of whom are covered under any collective bargaining agreements. The Company feels it has good relations with its employees.

        Section 624.408 of the Florida Statutes requires a stock life insurance company to maintain minimum surplus on a statutory basis at the greater of $1,500,000 or four percent (4%) of total liabilities. The Company's required statutory minimum surplus calculated in accordance with this section is approximately $1,900,000. If the capital and surplus of the Company computed on such basis should fall below that amount, then the Company's license to transact insurance business in the State of Florida, the Company's most significant market, could be revoked unless the deficiency is promptly corrected. As of December 31, 1997 the Company had statutory capital and surplus of $9,316,923, well in excess of the required minimum.

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

        Based on calculations using the NAIC formula as of December 31, 1997, the Company was well in excess of all four of the control levels listed.

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

        The Company currently cedes its new reinsurance to Businessmen's Assurance Company ("BMA") and the Reinsurance Company of Hannover, both of which are unaffiliated reinsurers. Under the terms of the reinsurance agreements, the Company cedes all risks in excess of the Company's current retention limits.

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

        In 1994, the Florida Department of Insurance issued a new regulation that required all companies who are not already using the CRVM method to phase into that method over a period of five years. As required, the Company has filed with the Department its plan to comply with the new regulation and implemented the plan beginning January 1, 1995. This has resolved then pending discussions with the Florida Insurance Department on the Company's reserving methods. The CRVM reserving method applies only to the Company's statutory financial statements. The 1997, 1996 and 1995 increase in the statutory reserve due to the implementation of this regulation was approximately $52,400, $158,000 and $404,000 respectively.

        Estimation and provision for the cost of HIV-related claims covered under life and accident and health insurance policies of the Company have been made. The Company utilizes the services of KPMG Peat Marwick LLP, consulting actuaries, in calculating such reserves.

        In preparing financial statements in accordance with generally accepted accounting principles, the cost of insurance and expense charges on universal life products are recognized as revenue. For "Annuity Contracts" with flexible terms, amounts received from policyholders are not recognized as revenue but are recorded as deposits in a manner similar to interest-bearing instruments.
Accumulations on these universal life and annuity contracts are held as "Policyholders' Account Balances." For all other policies (primarily whole-life) revenue and reserves are calculated using the net level premium method. Accumulation values for these types of policies are held as benefit reserves. See "Future Policy Benefits" in Note 1 of the Notes to Financial Statements included in this report.

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


Item 2.  Properties.

        The Company's corporate headquarters is located in a two story office building in Lake Mary, Florida which is owned by the Company. The Company occupies the entire second floor of the building. The remaining rentable space is fully leased as of December 31, 1997.


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

                                  QUARTER ENDED
----------------------------------------------------------------------------
                           1997                            1996
----------------------------------------------------------------------------

          Mar.31  Jun.30  Sep.30  Dec.31    Mar.31  Jun.30  Sep.30  Dec.31

Common
Shares:
  High    7 3/4   9 1/4   8 1/4    8        5       5 5/8   7 1/2   7 7/8
  Low     7 1/8   7 3/8   7 3/4    6 1/2    4 7/8   4 7/8   5 3/8   7 1/8

        (b) Approximate Number of Holders of Common Stock. There were 1,440 holders of record of the Company's Common Stock at December 31, 1997.

        (c) Dividends. The Company has paid no cash dividends to stockholders during the past two years, and it is not anticipated that any cash dividends will be paid at any time in the foreseeable future. The payment of dividends by the Company is subject to the regulation of the State of Florida Department of Insurance. Under such regulation an insurance company may pay dividends, without prior approval of the State of Florida Department of Insurance, equal to or less than the greater of (a) 10% of its accumulated capital gains (losses) (i.e. unassigned surplus) or (b) certain net operating profits and realized net capital gains of the Company, as defined in the applicable insurance statutes. In no case can such dividends be paid if the Company will have less than 115% of the minimum required statutory surplus as to policyholders after the dividend is paid. The maximum amount which the Company could pay as a dividend during 1998 pursuant to such regulation is $183,000.

Item 6.  Selected Financial Data.

        The following table presents selected financial data (on a GAAP basis) concerning the Company and its financial results during the periods indicated.








            (The remainder of this page is intentionally left blank)

                                             YEARS ENDED DECEMBER 31,

                             1997                1996               1995              1994               1993
                          ----------           ---------        -----------       -----------        --------
Revenues:
Life insurance           $7,643,650           7,915,027          8,158,938          9,299,789        10,738,921
Net investment
    income                3,545,311           3,318,627          2,998,875          2,750,771         2,518,005
Realized Gain
  (Loss)on
  investments               506,795             869,502             60,237             60,732           138,985
                            -------             -------             ------             ------           -------

Total Revenue            11,695,756          12,103,156         11,218,050         12,111,292        13,395,911

Benefits, Losses
 & Expenses:
 Insurance
    living
    benefits              2,459,638           2,420,021          2,636,851          2,815,194         2,848,888
 Insurance death
    benefits              1,847,375           1,398,541          1,424,245          1,300,063         1,871,590
 Increase (decrease)
    in policy
    reserves                124,461             (5,201)           (12,971)           (67,036)         (152,011)
 Amortization of
    deferred policy
    acquisition
    costs                 3,542,617           3,364,738          3,069,742          3,242,706         5,216,871
 Commissions and
    general
    expenses              3,382,255           3,246,552          2,735,280          3,186,386         2,814,921
 Interest expense
    with related
    party                    90,000              90,000             90,000             90,000            90,000
                             ------              ------             ------             ------            ------

Total expenses           11,446,346          10,514,651          9,943,147         10,567,313        12,690,259
                         ----------          ----------          ---------         ----------        ----------
Income before
    income taxes            249,410           1,588,505          1,274,903          1,543,979           705,652
                            -------           ---------          ---------          ---------           -------
Income taxes                 54,200             196,000            160,000            530,000             1,000
                             ------             -------            -------            -------             -----


NET INCOME                 $195,210           1,392,505          1,114,903          1,013,979           704,652
                           ========           =========          =========          =========           =======

Weighted average
  number of
  shares
  outstanding             1,907,989           1,907,989          1,907,989          1,907,989         1,844,694
                          ---------           ---------          ---------          ---------         ---------

Basic income per
  common share                 $.10                 .73                .58                .53               .38
                               ----                 ---                ---                ---               ---

Diluted income per
  common share                 $.10                 .73                .58                .53               .38
                               ----                 ---                ---                ---               ---

Shareholders'
  Equity                $16,132,018          15,661,588         14,826,610         12,644,525        12,238,101
                        ===========          ==========         ==========         ==========        ==========

Shareholders'
  equity per
  common
  share                       $8.45                8.20               7.77               6.63              6.63
                              =====                ====               ====               ====              ====




                             1997              1996               1995                1994              1993
                          ----------      --------------     --------------      -------------      --------

Assets                   $82,142,465          81,809,360         81,872,350         77,185,070         81,211,540
                         -----------          ----------         ----------         ----------         ----------

Life Insurance:
  Insurance in
  force               $1,558,810,000       1,703,650,000      1,805,756,000      2,000,656,000      2,180,987,000
                      --------------       -------------      -------------      -------------      -------------

Individual
  insurance
  issued during
  current
  year                   $82,390,000         121,646,000        124,222,000        184,364,000        325,869,000
                         -----------         -----------        -----------        -----------        -----------

Long term
  obligation              $1,000,000           1,000,000          1,000,000          1,000,000          1,000,000
                          ----------           ---------          ---------          ---------          ---------

Dividends
  declared per
  common share                 $0.00                0.00               0.00               0.00               0.00
                               -----                ----               ----               ----               ----


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

                                      Relationships to
                                       Total Revenues                     Period to Period
                                  Years Ended December 31              (Increase or Decrease)

                               1997       1996        1995               97-96         96-95
                              ------     ------      ------             -------       ------

Insurance Revenues               65%        65%         73%                (3%)          (3%)
Net Investment Income            35         35          27                  7%           11%
Other Income

  Total Revenues                100%       100%        100%                (3%)           8%

Losses, claims and
 loss adjustment
 expenses                        38%        31%         36%                16%            6%
Acquisition costs                30         28          27                  5%           10%

Other operating
  costs and
  expenses                       30         27          26                  4%           18%
                                ----       ----        ----                ----         ----

  Total Expenses                 98%        86%         89%                 9%            6%

Income before income
  taxes                           2%        14%         11%               (84%)          24%
Provision for income
  taxes                           0          2           1                (72%)          22%
                                 ---        ---        ----               ----          ----

Net Income                        2%        12%         10%               (86%)          25%
                                  =         ==          ==                ===            ==



Results of Operations.

        New business written was $82, $122 and $124 million in face value for 1997, 1996 and 1995, respectively. The Company's new market is known as the final expense market. This product is a traditional endowment policy designed to help offset the financial burdens associated with the death of a family member and targets the needs of senior citizens. 57% of the policies written in 1997 represent this new product. Recruiting new field sales representatives is directed at this new plan. Policies issued in this market are of a lesser face value than those of the Universal Life market. That being the case, the face amount of insurance appears to have declined, however the actual number of policies issued increased. In 1996 and 1997, the Company issued approximately 2,700 new policies.

        Premium and policy charges for 1997 was $7.5 million, 1996 was $7.7 million, 1995 at $7.9 million. While policy production was up for 1997 and 1996, premium and policy charges went down.

        Premium and policy charges for 1997 were $7.5 million. Several factors have combined to create this decline. Continued lapsation in the universal life book of business has resulted in reduced revenues in administrative and mortality fees. New production has not increased as significantly as would be needed to be beneficial and the new product currently being marketed has lower premiums than those of the universal life product. Surrender fee income in 1997 was consistent with the amount of 1996. Surrender fee income is dependent upon the duration and value of the policies lapsing. Should the policies be in their early years, the fee is high, however, limited to the value in the policy which is smaller in the early years. The older policies have lower surrender fees and greater account values from which to collect those fees.

        The balance of the decline in 1997, 1996 and 1995 premium and policy charges is related to the unlocking, for current and future experience, of unearned premium. Unearned premium essentially represents the excess first year charges in the policy. With the advice and assistance of our consulting actuaries, each year the Company reviews its current experience rates for mortality, credited interest spreads, lapse rates, surrender fees and the like, and adjusts its amortization of deferred acquisition costs and unearned premium to the appropriate levels for both the current experience and anticipated future experience. This is an ongoing refinement process.

        Increased investment in debt securities coupled with reduced expenses for student loan processing are responsible for the 6.94% net yield in 1997 and 6.54% net yield in 1996. The Company continues to review its investment strategies to increase its earned interest rate. As a part of this process of review and refinement, the Company sold its entire stock portfolio just prior to year end 1996. This created a significant increase in realized gains for 1996. The resulting funds were invested in a more aggressive stock market fund which created an increased yield for the Company in 1997. Additional changes in the Company's holdings are being planned for 1998.

        Annuity, death and other benefits increased 16% in 1997. This expense line is a combination of several expenses with death claims, annuity benefits and surrender benefits comprising the most significant portion of the total line. In 1997 each of these expenses increased with death claims representing the largest increase. A significant increase or decrease in death claims in any given year can have a marked impact on the results of operations in a small company.

        The amortization of deferred acquisition costs increased in

1997 by 5% as compared to a 10% increase in 1996. The amortization of deferred acquisition costs is a continuous refinement process which relates to current experience in connection with revenues, mortality gains and losses, credited interest rate spreads, expense charges and surrender charges. The change in the rate of premium liabilities is due to unlocking for current and future experience based on the results of the changing experience encountered as required under FAS 97.

        Operating expenses for the Company were $3.4 million, $3.3 million and $2.7 million for 1997, 1996 and 1995, respectively. New products and lead programs are responsible for the increased operating costs of 1997 and 1996. The lead generation program used to introduce and promote the new product was not without cost. The Company also attempted some new marketing procedures in these two years which added to the costs. The Company has reviewed its promotional expenses and now that the new product has established a market, has cut back on these expenses.

        Reinsurance premiums ceded for 1997, 1996 and 1995 were $1,516,422, $1,767,418 and $2,112,884 respectively. Policy benefits were reduced due to reinsurance recoveries of $301,068, $709,643, and $405,345 for 1997, 1996 and
1995, respectively. Reinsurance commissions amounted to $281,434 for 1997 and $308,179 and $397,253 for 1996 and 1995 respectively. In addition, under the terms of the Company's treaty with Mega Life (formerly United Group Insurance Company) expenses of $1,111,130 were transferred for 1997 and $956,143 and $911,452 for 1996 and 1995 respectively.

        Income, before income taxes, in 1997 was $249,410, inclusive of gain on equity securities of $506,795, compared to $1,588,505, in 1996 and $1,274,903 in 1995. The 1997 income declined approximately $1,339,000 from the prior year as a result of reduced total revenue of $407,000 with realized gain on investments representing $363,000 of this amount. Total expenses increased $932,000 with death claims representing $449,000 of this amount and the balance of $493,000 attributed to acquisition costs and operating expense of $324,000 and other policy benefits of $169,000.

Liquidity and Capital Resources.

        Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities" requires investments in all debt securities and those equity securities with readily determinable market values be classified into one of three categories: held-to-maturity, trading or available-for-sale. Classification of investments is based upon management's current intent. Debt securities which management has a positive intent and ability to hold until maturity are classified as securities held-to-maturity and are carried at amortized cost.

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

        Student loans are a service the Company makes available to the public as well as an investment. While the Company anticipates the seasonal demand for student loan funds and the subsequent sale of such loans to the Student Loan Marketing Association (SLMA), there are times when additional funds are required to meet demand for student loans until such time as the sale thereof to SLMA can be completed. In 1997 the Company renewed its $5,000,000 line of credit with SLMA until 2007 in order to meet these seasonal borrowing requirements. The Company made no draws against this line of credit throughout the seasonal period for 1997 or 1996. The Company anticipates continued borrowings to be made through this line of credit with SLMA to the extent that student loan borrowings are required for 1998. SLMA offers a more competitive rate of interest on such borrowings than the Company has been able to obtain through banks.

       The Company began a new association with USA Group, CAP Program in 1996, for the purpose of making more student loan funds available without increased costs to the Company. This association aided in eliminating borrowings for 1997 and 1996.

       Except as otherwise provided herein, management believes that cash flow levels in future periods will be such that the Company will be able to continue its prior growth patterns in writing life insurance policies, fund Federally insured student loans and meet normal operating expenses.

       The National Association of Insurance Commissioners, in order to enhance the regulation of insurer solvency, issued a model law to implement risk-based capital (RBC) requirements for life insurance companies, which are designed to assess capital adequacy. Pursuant to the model law, insurers having less statutory surplus than required by the RBC calculation will be subject to varying degrees of regulatory action. While Florida, the Company's state of domicile, had yet to adopt the provisions of the RBC model law, the Company is monitoring its RBC results in anticipation of future adoption. At December 31, 1997, the Company had statutory surplus well in excess of any RBC action level requirements.

The Company has no material commitments for capital expenditures throughout the balance of the year 1998 as all rentable space on the first floor of its office building is fully leased.

The Company is aware of potential problems all computer systems face with respect to the year 2000, and has investigated various solutions. Present plans call for the conversion to be completed by the end of 1998. It is estimated to cost approximately $200,000, which would not have a material impact on the Company.

Testing for hardware problems will be done during the second quarter of 1999, although the Company is not expecting any problems which could not be solved before December 31, 1999.


Item 8.  Financial Statements and Supplementary Data.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                       Financial Statements and Schedules

                        December 31, 1997, 1996 and 1995


                   (With Independent Auditors' Report Thereon)

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Security Life
Insurance Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




KPMG Peat Marwick LLP

Orlando, Florida
April 3, 1998

                           SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                        Balance Sheets

                                  December 31, 1997 and 1996

   Assets                                                           1997             1996
   ------                                                           ----             ----

Investment (note 3):
   Fixed maturities held to maturity
     (fair value, $10,631,003 and
     $15,140,919   at December 31,
     1997 and 1996, respectively)                               $10,501,712        14,974,962
   Securities available for sale,
     at fair value:
     Fixed maturities (cost of
       $30,880,390 at December 31,
       1997 and $24,298,618 at
       December 31, 1996)                                        31,483,324        24,476,239
     Equity securities (cost, $800,000
       and $0 at December 31, 1997 and
         1996, respectively)                                        839,973              -
   Policy and student loans                                       7,945,381         7,315,809
   Short-term investments                                           100,000         4,539,106
   Other invested assets                                               -               13,100
                                                                 ----------        ----------
                                                                 50,870,390        51,319,216

Cash and cash equivalents                                         2,448,994           206,056
Accrued investment income                                           637,460           687,699
Deferred policy acquisition costs
   (note 4)                                                      15,451,689        16,979,612
Policyholders' account balances on
   deposit with reinsurer (note 7)                                8,667,241         8,522,449
Reinsurance receivable (note 7)                                     359,688           379,692
Receivables:
   Agent balances                                                   590,368           588,290
   Other                                                            324,752           340,680
   Refundable income taxes                                          121,680              -
Property and equipment, net,
   at cost (note 5)                                               2,670,203         2,785,666
                                                                 ----------        ----------
                                                                $82,142,465        81,809,360





                 See accompanying notes to financial statements

                           SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                  December 31, 1997 and 1996

   Liabilities and Shareholders' Equity                             1997               1996
   ------------------------------------                             ----               ----
Liabilities:
   Policy liabilities and accruals
     (notes 6 and 7):                                           $1,409,031           985,720
  Future policy benefits:
     Policyholders' account balances                            52,335,511        52,347,996
     Unearned premiums                                           7,108,662         8,249,190
     Other policy claims and benefits
       payable                                                     427,649           293,221
   Other policyholders' funds, dividend
     and endowment accumulations                                    59,686            59,596
   Funds held by reinsurance treaties
     with reinsurers (note 7)                                    1,339,927         1,193,366
   Note payable to related party
     (note 9)                                                    1,000,000         1,000,000
   Due to affiliated insurance
     agency (note 11)                                               68,646            33,411
  General expenses accrued                                         897,627           894,131
  Unearned investment income                                       313,018           228,032
   Other liabilities                                               100,990           204,845
   Income taxes payable                                               -               70,164
   Deferred income taxes (note 10)                                 949,700           588,100
                                                                   -------           -------
                                                                66,010,447        66,147,772

Shareholders' equity (notes 2,3 and 12):
   Common stock, $1 par, authorized
     3,000,000 shares; issued and out-
     standing, 1,907,989 shares                                  1,907,989         1,907,989
   Capital in excess of par                                      4,011,519         4,011,519
   Unrealized appreciation (depreciation)
     on securities available for sale, net
     of adjustment to deferred policy
     acquisition costs of $215,867 and $187,196
     net of deferred Federal income taxes
     of $160,700 and ($675) at December 31,
     1997 and 1996, respectively                                   266,340            (8,880)
   Retained earnings                                             9,946,170         9,750,960
                                                                ----------         ---------
                                                                16,132,018        15,661,588
Commitments and contingencies
   (notes 7 and 14)                                                   -                 -
                                                                  --------         ------
                                                               $82,142,465        81,809,360

                           SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                     Statements of Income

                         Years ended December 31, 1997, 1996, and 1995



                                                   1997             1996              1995
                                                   ----             ----              ----
Revenues:
   Premium and policy

    charges                                    $7,499,760        7,702,639         7,919,362
   Less reinsurance ceded                        (914,071)      (1,030,673)       (1,201,432)
   Surrender fee income                         1,057,961        1,243,061         1,441,008
                                                ---------        ---------         ---------

       Net insurance revenue                    7,643,650        7,915,027         8,158,938
   Net investment income
     (notes 3 & 8)                              3,545,311        3,318,627         2,998,875
   Realized gain on
     investments (note 3)                         506,795          869,502            60,237
                                                 --------          -------            ------

                                               11,695,756       12,103,156        11,218,050
                                               ----------       ----------        ----------


Benefits, losses and expenses:
   Annuity, death, surrender
     and other benefits                         4,307,013        3,818,562         4,061,096
   Increase (decrease) in future
    policy benefits                               124,461           (5,201)          (12,971)
   Amortization of deferred
     policy acquisition
     costs (note 4)                             3,542,617        3,364,738         3,069,742
   Operating expenses
     (note 11)                                  3,382,255        3,246,552         2,735,280
   Interest expense with
     related party (note 9)                        90,000           90,000            90,000
                                                   ------           ------            ------

                                               11,446,346       10,514,651         9,943,147
                                               ----------       ----------         ---------

       Income before income taxes                 249,410        1,588,505         1,274,903

Income tax expense (note 10)                       54,200          196,000           160,000
                                                   ------          -------           -------

       Net income                                $195,210        1,392,505         1,114,903
                                                 ========        =========         =========

Basic net income per share of
   common stock                                      $.10              .73               .58
                                                     ====              ===               ===

Diluted net income per share of
 common stock                                        $.10              .73               .58
                                                     ====              ===               ===

                 See accompanying notes to financial statements.

                                  SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                     Statements of Shareholders' Equity

                                Years ended December 31, 1997, 1996 and 1995

                                                                              Unrealized
                                                                             Appreciation
                                                                            (depreciation)
                                                             Capital         of securities
                                  Common stock             in excess           available           Retained
                             Shares          Amount           of par            for sale           Earnings
Balances,
 December 31,

 1994                      1,907,989       $1,907,989       4,011,519            (518,535)        7,243,552
                           ---------       ----------       ---------            --------         ---------

Net income for
 the year                       -                -               -                   -            1,114,903
Unrealized appre-
 ciation of
 securities avail-
 able for sale                  -                -               -              1,067,182              -
                             -------          -------         -------           ---------          -----
Balances,
 December 31,
 1995                      1,907,989        1,907,989       4,011,519             548,647         8,358,455
                           ---------        ---------       ---------             -------         ---------

Capital Stock
 issued
Net income for
 the year                       -                -               -                -               1,392,505
Unrealized depre-
 ciation of
 securities avail-
 able for sale
 investments                    -                -               -               (557,527)             -
                             -------          -------         -------            --------           ----
Balances,
 December 31,
 1996                      1,907,989       $1,907,989       4,011,519              (8,880)        9,750,960
                           ---------       ----------       ---------              ------         ---------

Capital Stock
 issued
Net income for
 the year                       -                -               -                    -             195,210
Unrealized depre-
 ciation of
 securities avail-
 able for sale
 investments                    -                -               -                275,220              -
                             -------          -------         -------             -------           ----

Balances,
 December 31,
 1997                      1,907,989       $1,907,989       4,011,519             266,340         9,946,170
                           =========       ==========       =========             =======         =========

                See accompanying notes to financial statements.

                                  SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                          Statements of Cash Flows

                                Years ended December 31, 1997, 1996 and 1995


                                                             1997                   1996               1995
                                                             ----                   ----               ----

Cash flows provided by (used in)
    operating activities:
  Net income                                               $195,210            1,392,505         1,114,903
  Adjustments to reconcile net cash
    provided by (used in) operating
    activities:
    Depreciation and amortization                           232,471              169,681           182,971
    Net realized (gains) on
      investments                                          (506,795)            (869,502)          (60,237)
    Loss on disposal of property,
      plant & equipment                                         100                  124               918
    Deferred income taxes                                   198,100               16,900          (221,000)
    Amortization of deferred
      policy acquisition costs                            3,542,617            3,364,738         3,069,742
    Acquisition costs deferred                           (2,069,778)          (2,018,043)       (2,779,393)
    Change in assets and liabilities
      affecting cash provided by
      operations:
        Accrued investment income                            50,239              (48,890)          (33,958)
        Other invested assets                                13,100                 -                 -
        Due from affiliated insurance
          agency                                             (2,078)                -               10,419
        Accounts receivable                                (105,752)            (265,682)          305,725
        Reinsurance Receivable                               20,004              134,649          (191,157)
        Other policy claims and
          future benefits payable                           557,739               36,488           (96,568)
        Policyholders' Account balances                   2,065,521            2,332,863         2,388,047
        Funds held under reinsurance                        146,561              215,950           276,715
        Unearned premiums                                (1,114,188)            (962,941)         (427,955)
        Dividend and endowment
          accumulations                                          90                2,152             2,069
        Payable to affiliated insurance
          agent                                              35,235             (209,957)           18,155
        Income taxes payable                                (70,164)              53,814            16,350
        Other liabilities                                   (15,373)            (134,983)         (361,184)
                                                            -------             --------          --------

    Net cash provided by operating
        activities                                        3,172,859            3,209,866         3,214,562
                                                          ---------            ---------         ---------



                                   (continued)

                                  SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                Years ended December 31, 1997, 1996 and 1995

                                                             1997                   1996               1995
                                                             ----                   ----               ----
Cash flows from (used in) investing activities:
  Purchase of investments:
  Purchase of investments held to maturity                     -              (1,965,240)       (3,492,860)
  Purchase of investments available
    for sale                                            (32,704,906)          (8,085,785)       (3,754,242)
  Purchase of equity securities                          (3,316,249)                -                 -
  Proceeds from maturity of held to
    maturity securities                                   4,488,354            2,165,750         1,135,203

  Proceeds from maturity of available
    for sale securities                                        -                 635,533           141,150
  Proceeds from sale of available for
    sale securities (equity and fixed
    maturity)                                            29,049,745            6,367,780         2,664,089
  Net change in short term investments                    4,439,106           (3,040,006)          376,658
  Net change in policy and student loans                   (629,572)           2,655,845        (1,104,685)
  Net change in other investments                             2,178                7,605             8,476
  Acquisition of property and equipment                     (35,779)             (60,559)         (204,142)
                                                            -------              -------          --------

   Net cash provided by (used in)
      investing activities                                1,292,877           (1,319,077)       (4,230,353)
                                                          ---------           -----------       ----------

Cash flows from financing activities:
   Receipts from universal life and
     certain annuity policies credited
     to policyholder account balances                     4,042,137            5,213,760         5,609,910
   Return of policyholder account
     balances on universal life and
     certain annuity policies                            (6,264,935)          (5,904,692)       (5,334,176)
   Proceeds from short-term borrowings                         -               2,500,000         3,250,000
   Repayment of short-term borrowings                          -              (3,900,553)       (2,741,270)
                                                         ----------           ----------        ----------

Net cash provided by (used in)
   financing activities                                  (2,222,798)          (2,091,485)          784,464
                                                         -----------          ----------        ----------

Increase (decrease) in cash and
   cash equivalents                                       2,242,938             (200,696)         (231,327)

Cash and cash equivalents at
   beginning of year                                        206,056              406,752           638,079
                                                            -------              -------           -------

Cash and cash equivalents at
   end of year                                           $2,448,994              206,056           406,752
                                                         ==========              =======           =======

                                   (continued)

                                  SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                Years ended December 31, 1997, 1996 and 1995


                                                             1997                 1996              1995
                                                             ----                 ----              ----

Supplemental schedule of cash flow Information:
   Interest paid during the year                            $90,000              102,094           114,935
                                                             ======              =======           =======

   Income taxes paid during the year                       $115,000              130,500           249,000
                                                            =======              =======           =======

Change in market value adjustments-
investments available for sale:
  Fixed maturities                                         $425,313             (557,065)        2,109,314
  Equity securities                                          39,973             (418,345)          406,612

Change in deferred acquisition costs                        (55,084)             181,196        (1,669,168)
Change in premium deposit funds                              26,340              (95,241)          871,220
Deferred income tax asset (liability)                      (163,500)             333,800          (651,000)
Other                                                         2,178               (1,872)              204
                                                              -----               ------              ----

Net change in unrealized appreciation
 (depreciation)                                            $275,220             (557,527)        1,067,182
                                                            =======             ========         =========







                 See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995


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

            Certain executive officers and directors of the Company are shareholders of approximately 60% of the issued and outstanding common shares of Consolidare Enterprises, Inc. Consolidare Enterprises, Inc. owns approximately 57% of the Company's voting securities at December 31, 1997.

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

            Credit Risk is the risk that issuers of securities owned by the Company will default or that other parties, including reinsurers, which owe the Company money, will not pay. The Company attempts to mitigate this risk by adhering to a conservative investment strategy, by maintaining sound reinsurance and by providing for any amounts deemed uncollectible.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


1. Nature of business and summary of significant accounting policies, continued

      (a)   Nature of Business

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

      (d)   Investments

            Investments in all debt securities and those equity securities with readily determinable market values are classified into one of three categories: held-to-maturity, trading or available-for-sale. Classification of investments is based upon management's current intent. Debt securities which management has a positive intent and

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


1. Nature of business and summary of significant accounting policies, continued

      (d)   Investments

            ability  to  hold  until   maturity  are  classified  as  securities
            held-to-maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held-to-maturity are not reflected in the financial statements. Debt and equity securities that are purchased for short-term resale are classified as trading securities. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. All other debt and equity securities not included in the above two categories are classified as securities available-for-sale. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported as a separate component of stockholders' equity, net of tax and a valuation allowance against deferred acquisition costs. At December 31, 1997 and 1996, the Company did not have any investments categorized as trading securities.

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


1. Nature of business and summary of significant accounting policies, continued

      (k)   Earnings Per Share

            In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented are restated to conform to Statement No. 128 requirements.

      (l)   Reclassification

            Certain amounts presented in the 1996 and 1995 financial statements have been restated to conform to the 1997 presentation.


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


2.    Basis of financial statements, continued

      d. 1 (d), rather than in accordance with valuations established by the National Association of Insurance Commissioners ("NAIC"). Pursuant to NAIC valuations, bonds eligible for amortization are reported at amortized value; other securities are carried at values prescribed by or deemed acceptable by NAIC.

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

      A reconciliation of net income (loss) for the years ended December 31, 1997, 1996 and 1995 and shareholders' equity as of December 31, 1997 and 1996 between the amounts reported on a statutory basis and the related amounts presented on the basis of generally accepted accounting principles is as follows:

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


2.    Basis of financial statements, continued

                                                                                  Shareholders'
                                        Net income                                equity
                                    Years ended December 31,                      December 31,
                                1997          1996         1995             1997           1996
                                ----          ----         ----             ----           ----
As reported
 on a statutory

 basis                      $45,398     1,022,183        232,180        9,316,923      9,283,928
                             ------     ----------       -------        ----------     ---------

Adjustments:
  Deferred policy
  acquisition
  costs, net             (1,472,839)   (1,346,695)      (290,344)      15,451,689     16,979,611

Future policy
  benefits, un-
  earned premiums
  and policy-
  holders' funds          1,644,330     1,626,090      1,006,862       (8,915,443)   (10,643,224)

 Deferred
  income taxes             (198,100)      (16,900)       221,000         (949,700)      (588,100)

 Asset valuation
  reserve                      -             -              -             465,452        307,364

 Interest main-
  tenance reserve           129,109       (18,221)        24,909          338,845        209,736
 Non-admitted
  assets                       -             -              -             698,024        795,659
 Unrealized gains
  -SFAS 115                    -             -              -             602,934        177,621
Capital and
  surplus note                 -             -              -          (1,000,000)    (1,000,000)
 Other adjustments,
  net                        47,312       126,048        (79,704)         123,294        138,993
                             ------       -------        -------          -------        -------
 Net difference             149,812       370,322        882,723        6,815,095      6,377,660
                            -------       -------        -------        ---------      ---------

As reported on a
 GAAP basis                $195,210     1,392,505      1,114,903       16,132,018     15,661,588
                            =======     =========      =========       ==========     ==========


        Under applicable laws and regulations, the Company is required to maintain minimum surplus as to policyholders, determined in accordance with regulatory accounting practices, in the

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


2.    Basis of financial statements, continued

      aggregate amount of approximately $1,900,000.

      The payment of dividends by the Company is subject to the regulation of the State of Florida Department of Insurance.

      The Insurance Commissioner's approval is not required if the dividend is equal to or less than the greater of: (a) 10% of the Company's surplus as to policyholders' derived from realized net operating profits on its business and net realized capital gains; or (b) the Company's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, if the Company will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend is declared and paid. As a result of such restrictions, the maximum dividend payable by the Company during 1997 without prior approval is approximately $183,000. Accordingly, GAAP excess earnings over a stat basis are not available for dividends.

      The Risk-Based Capital ("RBC") for Life and/or Health Insurers Model Act (the "Model Act") was adopted by the National Association of Insurance Commissioners (NAIC) in 1992. The main purpose of the Model Act is to provide a tool for insurance regulators to evaluate the capital of insurers. Based on calculations using the appropriate NAIC formula, the Company exceeded the RBC requirements at December 31, 1997.


3.    Investments

      (a)   Equity Securities and Fixed Maturities

      Equity securities consist of $839,973 and $0 of common stock at December 31, 1997 and 1996 respectively.

      Unrealized (depreciation) appreciation in investments in equity securities for the years ended December 31, 1997, 1996, and 1995 is $39,973, $0 and $406,611, respectively.

      The amortized cost and estimated fair values of investments in debt securities are as follows:

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


3.    Investments, continued

      (a)   Continued

                                                          Gross          Gross       Estimated
                                          Amortized    Unrealized     Unrealized        Fair
                                            Cost          Gains         Losses         Value
December 31, 1997:
   Held to maturity:
    U.S. Treasury
     securities and
     obligations of U.S.
     government corpora-
     tions and agencies
     (guaranteed)                        $2,516,052        53,948         -          2,570,000

   Corporate securities                   6,976,738        79,620       4,277        7,052,081

   Special revenue and
     special assessment
     obligations and all non-
     guaranteed obligations of
     agencies and authorities
     of governments and
     their political
     subdivisions                         1,008,922          -            -          1,008,922
                                          ---------       -------       ------       ---------

                                         10,501,712       133,568        4,277      10,631,003
                                         ----------       -------        -----      ----------

   Available for sale:
    U.S. Treasury
     securities and
     obligations of U.S.
     government corporations
     and agencies (guaranteed)            9,301,191       173,517         -          9,474,708

   Corporate securities                  21,481,892       429,907         -         21,911,799

   Special revenue and
     special assessment
     obligations and all non-
     guaranteed obligations of
     agencies and authorities
     of governments and their
     political subdivisions                  97,307          -             490          96,817
                                            -------       -------        -----         -------

                                         30,880,390       603,424          490      31,483,324
                                         ----------       -------         ----      ----------

                                        $41,382,102       736,992        4,767      42,114,327
                                        ===========      ========        =====      ==========

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

    Special revenue and
     special  assessment
     obligations and all non-
     guaranteed obligations of
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

   Special  revenue and
    special  assessment
     obligations and all non-
     guaranteed obligations of
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
                                        ===========      =======        ======     ==========


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


3.    Investments, continued

      (a)   Continued

            Unrealized appreciation (depreciation) of fixed maturities for years ending December 31, 1997, 1996 and 1995 is $388,847, ($720,253) and
            $2,779,872 respectively.

            The amortized cost and estimated fair value of fixed maturities at December 31, 1997 by contractual maturity, are summarized below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

      Fixed maturity securities held-to-maturity:

                                                               Amortized          Estimated
                                                                  Cost            Fair value
           Due in one year or less                             $3,949,982          3,960 500
           Due after one year through
              five years                                        5,281,472          5,400,245
           Due after five years through
              ten years                                              -                  -
           Due after ten years                                    261,336            261,336
                                                                  -------            -------

                                                                9,492,790          9,622,081
           Mortgage backed securities                           1,008,922          1,008,922
                                                                ---------          ---------

                                                              $10,501,712         10,631,003



         Fixed maturity securities available-for-sale:


          Due after one year through
             5 years                                           $9,130,069          9,229,142
          Due after five years through
             ten years                                         15,121,559         15,477,301
          Due after ten years                                   6,531,455          6,680,064
                                                                ---------          ---------

                                                               30,783,083         31,386,507
          Mortgage backed securities                               97,307             96,817
                                                                  -------            -------

                                                              $30,880,390         31,483,324

                                       43

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


3.    Investments, continued

      (a)   Continued

            Proceeds from sale of equity securities and fixed maturities available for sale and related realized gains and losses are summarized as follows:

                                                  1997              1996             1995
                                               ----------        ----------       -------
       Proceeds from sale of
        equity securities                     $2,873,980         2,885,010          854,339
                                              ----------         ---------          -------


       Proceeds from sale of
        fixed maturities
         available for sale                  $26,175,765         3,482,770        1,809,750
                                             -----------         ---------        ---------


       Fixed maturities:
        Gross realized gains                    $278,904            15,013          145,136
        Gross realized (losses)                 (150,045)          (18,881)        (119,908)
       Equity securities:
        Gross realized gains                     357,731           930,919           55,543
        Gross realized (losses)                     -              (57,620)         (20,540)
                                                 --------          -------          -------


                                                $486,590           869,431           60,231
                                                 =======           =======           ======


       Certain of the fixed maturity securities classified as available for sale and held to maturity were called during the year ended December 31, 1997, 1996 and 1995 resulting in the following realized gains and losses:

                                                      1997             1996              1995
                                                      ----             ----              ----
       Held to maturity:
          Gross realized gains                     $20,205               71                 6
        Available for sale:
          Gross realized gains                      21,997                -                 -
                                                    ------                -                 -
                                                   $42,202               71                 6
                                                   =======               ==                 =



                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)

3.    Investments, continued

      (a)      Continued

               Investments,   aggregated   by  issuer,   in  excess  of  10%  of
               shareholders' equity (before net unrealized gains and losses on available for sale securities) at December 31, 1997, other than investments issued or guaranteed by the United States government are as follows:

               1997                                           Carrying Amount
               Dean Witter Discover                             $2,114,643
               Federal Express                                   2,260,000
               Lehman Brothers Inc.                              2,080,000
               Philip Morris Inc.                                3,535,000

               There were no investments, aggregated by issuer, in excess of 10% of shareholders' equity at December 31, 1996.

      (b)      Concentrations of credit risk

               At December 31, 1997 and 1996, the Company did not hold any unrated or less-than-investment grade corporate debt securities. The Company also invests in subsidized and unsubsidized student loans totaling $244,361 and $514,483 at December 31, 1997 and 1996, respectively, which are guaranteed by the U.S. government. Subsequent to December 31, 1997, all of these loans were sold at their unpaid principal balance.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


3.    Investments, continued

      (c)   Investment Income

            Net investment income for the years ended December 31, 1997, 1996, and 1995 consists of the following:

                                                             1997           1996          1995
                                                             ----           ----          ----
           Interest:
             Fixed maturities                          $2,918,006      2,581,198     2,319,914
             Policy and student loans                     401,621        526,820       483,382
             Short-term investments                       232,342        280,158       333,850

            Dividends on equity securities
              common stock, including mutual
              fund                                         16,189         31,245        28,247
                                                           ------         ------        ------

                                                        3,568,158      3,419,421     3,165,393
            Less investment expenses                       22,847        100,794       166,518
                                                           ------        -------       -------

                                                       $3,545,311      3,318,627     2,998,875
                                                        =========      =========     =========


        (d) Investments on Deposit

              In order to comply with statutory regulations, investments were on deposit with the Insurance Departments of certain states as follows:

                                         1997                  1996               1995
                                         ----                  ----               ----

             Florida                 $1,727,034             1,718,751          1,735,900
             Alabama                    100,000               100,000            100,000
             South Carolina             304,816               306,028            304,696
             Georgia                    254,013               255,024            251,193
             Indiana                    199,317               199,752               -
                                        -------              --------          ---------

                                     $2,585,180             2,579,555          2,391,789
                                      =========             =========          =========

              Certain of these assets, totaling approximately $850,000 and $650,000 for each of the years ended December 31, 1997 and 1996, are restricted for the future benefit of policyholders in a particular state.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


4.    Deferred policy acquisition costs

      Deferred policy acquisition costs at December 31, 1997, 1996 and 1995 consist of the following:

                                                     1997             1996          1995
                                                     ----             ----          ----
        Deferred policy acquisition
        costs at beginning of year               $16,979,612       18,145,111     20,104,624

        Policy acquisition costs
         deferred:
          Commissions                              1,204,604        1,030,875      1,418,644
          Underwriting & issue costs                 450,800          652,868        805,794
          Other                                      414,374          334,300        554,955
          Change in unrealized
           appreciation (depreciation)               (55,084)         181,196     (1,669,164)
                                                     -------          -------     -----------
                                                   2,014,694        2,199,239      1,110,229

        Amortization of deferred
          policy acquisition costs                (3,542,617)      (3,364,738)    (3,069,742)
                                                  ----------       ----------     ----------

        Deferred policy acquisition
          costs at end of year                   $15,451,689       16,979,612     18,145,111
                                                 ===========       ==========     ==========


5.    Property and equipment

      Property and equipment consists of the following:

                                                        December              December
                                                          1997                  1996
           Land                                          $982,027               982,027
           Building and improvements                    2,169,975             2,173,955
           Furniture and equipment                      1,057,586             1,019,621
                                                        ---------             ---------
                                                        4,209,588             4,175,603
           Less accumulated depreciation                1,539,385             1,389,937
                                                        ---------             ---------
                                                       $2,670,203             2,785,666
                                                        =========             =========


           Depreciation expense for the years ended December 31, 1997, 1996 and 1995 totaled $145,912, $151,950, and $150,213, respectively.


6.         Future policy benefits

           At December 31, 1997 and 1996, future policy benefits, exclusive of universal life and flexible term annuities

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


6.    Future policy benefits, continued

      consist of the following:

                                                           December              December
                                                             1997                  1996
          Life insurance                                  $1,103,462               672,913
           Annuities                                         295,525               304,394
           Accident & health
            insurance                                         10,044                 8,413
                                                              ------                 -----
          Total life
           insurance policies                             $1,409,031               985,720
                                                           =========               =======


       Life insurance in-force aggregated approximately $1.2 billion and $1.3 billion at December 31, 1997, and 1996, respectively.

       Mortality  and  withdrawal  assumptions  are  based  upon  the  Company's
       experience  and  actuarial   judgment  with  an  allowance  for  possible
       unfavorable deviations from the expected experience.

       The mortality table used in calculating benefit reserves is the 1965-1970 Basic Select and Ultimate for males.

       For non-universal life policies written during 1983 through 1988, interest rates used are 8.0 percent for policy years one through five, decreasing by .1 percent per year for policy years six through twenty, to
       6.5 percent for policy years twenty-one and thereafter. For non-universal life policies written in 1982 and prior, interest rates vary, depending on policy type, from 7 percent for all policy years to 6 percent for policy years one through five and 5 percent for years six and thereafter. For universal life policies written since 1988, the interest rate used is a credited rate based upon the Company's investment yield less 1 percent.


7.     Reinsurance

       The Company routinely cedes and, to a limited extent, assumes reinsurance to limit its exposure to loss on any single insured. Ceded insurance is treated as a risk and liability of the assuming companies. As of December 31, 1997, ordinary insurance coverage in excess of $75,000 is

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


7.     Reinsurance, continued


       reinsured; however for some policies previously issued, the first $30,000, $40,000 or $50,000 was retained and the excess ceded. The retention limit for some substandard risks is less than $75,000. Reinsured risks would give rise to liability to the Company only in the event that the reinsuring company might be unable to meet its obligations under the reinsurance agreement in force, as the Company remains primarily liable for such obligations. Under these contracts, the Company has ceded premium of $432,486, $448,327, and $525,662 included in reinsurance ceded, and received recoveries of $131,449, $608,355 and $204,171 included in annuity, death and other benefits for the years ended December 31, 1997, 1996 and 1995, respectively.

       On December 31, 1992, the Company entered into a reinsurance agreement with The MEGA Life and Health Insurance Company ("MEGA"), ceding an 18% share of all universal life policies in force at December 31, 1992 as a measure to manage the future needs of the Company. The reinsurance agreement is a co-insurance treaty entitling the assuming company to 18% of all future premiums, while making them responsible for 18% of all future claims and policyholder loans relating to the ceded policies. In addition, the Company receives certain commission and expense reimbursements.

       For the years ended December 31, 1997, 1996 and 1995, the Company ceded premiums to MEGA of $481,585, $582,346 and $675,770, included in reinsurance ceded, and received recoveries of $503,159, $367,295 and $459,090, included in annuity, death and other benefits, respectively. The funds held by reinsurance treaties with reinsurer of $1,339,927 and $1,193,366 represent the 18% share of policy loans ceded to the reinsurer at December 31, 1997 and 1996, respectively.


8.     Notes Payable

       As of December 31, 1997, the Company had an unused line of credit of $5,000,000 which is secured by student loans equaling 115% of the unpaid principal balance. The note

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


8.    Notes Payable, continued

      bears interest at a variable rate per annum payable monthly and expires on September 18, 2007.

      Interest expense relating to these notes payable during the three years ended December 31, 1997, 1996 and 1995 totaled $0, $12,094, and $26,240, respectively and is included in net investment income.


9.    Note Payable to Related Party

      Note payable to related party consists of amounts due on demand to Consolidare Enterprises, Inc., the Company's majority shareholder. The note proceeds were obtained in December, 1988 and the note qualifies as shareholders' equity for statutory accounting purposes in accordance with
      Section 628.401 of the Florida Statutes. At December 31, 1997, the note bears interest at 9.0% percent (payable monthly); principal repayment is contingent upon the Company maintaining statutory surplus in excess of $1,900,000 and approval in advance by the Florida Department of Insurance. Interest expense relating to the balance of note payable to related party during 1997, 1996 and 1995 aggregated $90,000, $90,000, and $90,000 respectively.








              (The remainder of this page intentionally left blank)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


10.    Income taxes

       Total income taxes for the years ended December 31, 1997, 1996, and 1995 were as follows:


                                                   1997              1996             1995
                                                   ----              ----             ----

       Net income                                $54,200           196,000           160,000
       Unrealized appreciation
         (depreciation) of
         investments                             160,700              (675)          331,000
                                                 -------           --------         --------
                                                $214,900           195,325           491,000
                                                ========           ========          =======


       Income taxes for the years ended December 31, 1997, 1996 and 1995 is summarized as follows:


                                         1997            1996              1995
                                         ----          -------           ------
        Current:
         Federal                     $(142,870)         167,700           370,800
         State                          (1,030)          11,400            10,200
                                         -----           ------            ------

                                      (143,900)         179,100           381,000
                                      --------         --------           -------
        Deferred:
         Federal                       169,100           14,450          (188,700)
         State                          29,000            2,450           (32,300)
                                        ------            -----           -------

                                       198,100           16,900          (221,000)
                                       -------          -------           --------

                                       $54,200          196,000           160,000
                                        ======          =======           =======


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


10.    Income taxes, continued

       Income tax expense for the years ended December 31, 1997, 1996 and 1995 differs from "expected" tax (computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

                                                        1997              1996          1995
                                                      --------          --------      ------

       Computed "expected" tax expense                $84,800           540,100       446,200
       Increase (reduction) in income
        taxes resulting from:
         Small life insurance
           company deduction                          (76,000)         (346,000)     (340,200)
         Changes in the valuation
           allowance for deferred
           tax assets, allocated to
           income tax expense                          11,100            64,900        62,600
         (Over) under accrual of
           prior year expense                           6,100           (82,000)       11,000
         State taxes, net of federal
           income tax benefit                          18,200             9,000       (14,600)
         Other, net                                    10,000            10,000        (5,000)
                                                       ------            ------         -----

                                                      $54,200           196,000       160,000
                                                      =======           =======       =======


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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


10.    Income taxes, continued

       At December 31, 1997, the balance of the Policyholders' Surplus account aggregated approximately $236,000. The Company has not recorded deferred income taxes totaling approximately $80,000 relating to this amount as it has no plan to distribute the amounts in Policyholders' Surplus in the foreseeable future.

       The Tax Reform Act of 1986 enacted a new separate parallel tax system referred to as the Alternative Minimum Tax (AMT) system. AMT is based on a flat rate applied to a broader tax base. It is calculated separately from the regular Federal income tax and the higher of the two taxes is paid. The excess of the AMT over regular tax is a tax credit, which can be carried forward indefinitely to reduce regular tax liabilities of future years. In 1997, 1996 and 1995, AMT exceeded regular tax by $11,100, $64,900, and $62,600, respectively. At December 31, 1997, the
       AMT tax credit available to reduce future regular tax totaled $409,600.

       The principal elements of deferred income taxes consist of the following:

                                                          1997          1996            1995
                                                        --------     ---------       -------

       Deferred policy acquisition costs              $(467,000)     (431,500)      (155,500)
       Future policy benefits                           694,000       532,000        (23,000)
       Other                                            (28,900)      (83,600)       (42,500)
                                                        -------      --------         ------
                                                       $198,100        16,900       (221,000)
                                                        =======      ========        =======


        The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                                  1997               1996
                                                               ----------         -------

        Deferred tax assets:
        Unearned premiums, due to deferral of
          "front-end" fee                                      $2,760,000          3,180,000
        Policy liabilities and accruals,
           principally due to adjustments
           to reserves for tax purposes                         1,540,000          1,814,000
        Deferred policy acquisition costs
          related to unrealized appreciation
          (depreciation)                                           81,200             68,900
        Other                                                     120,000            141,900

                                       53

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


10.    Income taxes, continued


                                                                  1997               1996
                                                               ----------         -------
        Alternative minimum tax credit
           carry forwards                                         409,600            398,500
                                                                  -------            -------

        Total gross deferred tax assets                         4,910,800          5,603,300
        Less valuation allowance                                 (409,600)          (398,500)
                                                                 --------           --------

        Net deferred tax assets                                 4,501,200          5,204,800
                                                                ---------          ---------

        Deferred tax liabilities:
         Deferred policy acquisition costs,
          principally due to
          deferrals                                            (5,178,000)        (5,645,000)
        Other                                                     (31,000)           (81,100)
        Unrealized appreciation                                  (241,900)           (66,800)
                                                                 --------            -------

        Total gross deferred tax liabilities                   (5,450,900)        (5,792,900)
                                                               ----------          ---------

        Net deferred tax (liability)                            $(949,700)          (588,100)
                                                                 ========           ========


        The net change in the total valuation allowance for the years ended December 31, 1997, 1996, and 1995 was an increase of $11,100, $64,900 and $62,000, respectively.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1997.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


11.    Related party transactions

       The Company's general agent, Insuradyne Corporation, is a wholly-owned subsidiary of Consolidare Enterprises, Inc., which owns approximately fifty-seven percent (57%) of the Company's outstanding stock. The balances due (to) from affiliated insurance agency reflected in the accompanying balance sheets principally represent unearned commission advances paid to Insuradyne. The Company incurred commission expense to Insuradyne aggregating $323,303, $344,904 and $422,121, in 1997, 1996, and 1995, respectively. These amounts are included as components of acquisition costs deferred and related amortization. Insuradyne incurred insurance-related expenses aggregating $25,604, $31,703, and $35,271 in 1997, 1996 and 1995, respectively.


12.    Earnings per share

       The following table sets forth the computation of basic and diluted earnings per share:

                                                      1997            1996            1995
                                                     ----            ----            ----

       Numerator for basic and
         diluted Earnings per share:
             Net income                             $195,210       1,392,505       1,114,903

       Denominator:
           Denominator for basic
             earnings per share
             weighted average shares             1,907,989       1,907,989       1,907,989

           Effective dilutive
             securities:
             Agent stock options                     1,214               0               0

       Dilutive potential common shares              1,214               0               0
       Denominator for diluted earnings
             per share weighted average
             shares and assumed
             conversions                         1,908,203       1,907,989       1,907,989
       Basic earnings per share                      $0.10            0.73            0.58
       Diluted earnings per share                    $0.10            0.73            0.58


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


13.    Agents' Incentive Stock Bonus Plan

       The Company has an incentive bonus plan for agents that was adopted January 1, 1995 by the Company's Board of Directors and effective through December 31, 2001. Agents that qualify under the plan have the option to purchase shares of common stock. The number of shares of common stock is determined on the date of the award as the number of whole shares equal to the award based on the applicable stock price on as of December 31 of the year the agent has qualified for the bonus. For each share of common stock purchased by the agent, the Company will concurrently award an equivalent number of shares to the agent.

       The first awards were granted in 1997 under this plan. The Company incurred expenses of approximately $13,000 relating to the Company's matching number of shares. If the agent, does not purchase the shares within the designated period, then the agent forfeits their rights to purchase the shares of common stock as well as the matching number of shares to be contributed by the Company.


14.    Disclosures About Fair Value of Financial Instruments

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

       Policyholders' account balances: The fair values for policyholder account balances are based on their approximate surrender values.

       The following table presents the carrying amounts and

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


14.    Disclosures About Fair Value of Financial Instruments

       estimated fair values of financial instruments held at December 31, 1997 and 1996. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.





              (The remainder of this page intentionally left blank)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)



14. Disclosures About Fair Value of Financial Instruments, continued

                                                      1997                            1996
                                              ----------------------          ------------
                                      Carrying     Estimated          Carrying     Estimated
                                       amount      fair value          amount      fair value
        Financial assets:
        Fixed maturities
           held to maturity
           (see note 3)            $10,501,712     10,631,003      $14,974,962     15,140,919
        Fixed maturities
           Available for
           sale (see note 3)        31,483,324     31,483,324       24,476,239     24,476,239
        Equity securities
           Available for sale          839,973        839,973                0              0
        Policy and student
           loans                     7,945,381      7,945,381        7,315,809      7,315,809
        Short-term invest-
           ments                       100,000        100,000        4,539,106      4,539,106
        Cash and cash
           equivalents               2,448,994      2,448,994          206,056        206,056

        Financial liabilities:
        Policy liabilities-
           Policyholders'
           account balances         52,335,511     46,514,475       52,347,996     45,274,432


15.     Comprehensive Income

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The Company will be required to reclassify items or other comprehensive income by nature in the financial statements, and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. This will have no impact on net income.


16. Legal proceedings:

        Lawsuits against the Company have arisen in the normal

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


16.     Legal proceedings, continued

        course of the Company's business. However, contingent liabilities arising from litigation and other matters are not considered material in relation to the financial position of the Company.

        To the best of the Company's knowledge, it has no potential or pending contingent liabilities that might be material to the Company's financial condition, results of operations or liquidity pursuant to product and environmental liabilities.


17.     Year 2000

        The Company is aware of potential problems all computer systems face with respect to the year 2000, and has investigated various solutions. Present plans call for the conversion to be completed by the end of 1998. It is estimated to cost approximately $200,000, which would not have a material impact on the Company.

        Testing for hardware problems will be done during the second quarter of 1999, although the company is not expecting any problems which could not be solved before December 31, 1999.

                                   Schedule I
                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
        Summary of Investments Other Than Investments in Related Parties
                               December 31, 1997

                                                                 Number of
                                                                 shares or                                               Amount at
                                                           units-principal                                              which shown
                                                                amounts of                                  Fair          in the
Type of investment                                          bonds or notes               Cost              Value      balance sheet
------------------                                          --------------               ----              -----      -------------
Fixed maturities held for investment:
   U.S. Government and government agencies and authorities       2,500,000         $2,516,052          2,570,000          2,516,052
   Public utilities                                                500,000            506,520            525,000            506,520
   Industrial and miscellaneous                                  6,484,173          6,470,218          6,527,081          6,470,218
   Special revenue and special assessment of agencies and
      authorities of governments and political
     subdivisions                                                1,000,000          1,008,922          1,008,922          1,008,922
                                                                 ---------          ---------          ---------          ---------

   Total fixed maturities                                       10,484,173         10,501,712         10,631,003         10,501,712
                                                                ----------         ----------         ----------         ----------

Fixed maturities available for sale:
   U.S. Government and government agencies and authorities      11,700,000          9,301,191          9,474,708          9,474,708
  Public utilities                                                 855,000            899,891            917,950            917,950
   Industrial and miscellaneous                                 19,940,000         20,582,001         20,993,849         20,993,849
   Special revenue and special assessment of agencies and
     authorities of governments and political
     subdivisions                                                   97,541             97,307             96,817             96,817
                                                                   -------            -------            -------            -------

                                                                32,592,541         30,880,390         31,483,324         31,483,324
                                                                ----------         ----------         ----------         ----------

   Total fixed maturities                                       43,076,714        $41,382,102         42,114,327         41,985,036
                                                                ==========         ----------         ==========         ----------

Equity securities:
   Common, including investments in Mutual fund                     53,071            800,000            839,973            839,973
                                                                    ======            -------            =======            -------

Policy loans                                                                        7,701,020                             7,701,020
                                                                                    ---------                             ---------

Student loans                                                                         244,361                               244,361
                                                                                      -------                               -------

Short-term investments                                                                100,000                               100,000
                                                                                    ---------                             ---------

Other invested assets                                                                    -                                     -
                                                                                       ------                                 ---

   Total investments                                                              $50,227,483                           $50,870,390
                                                                                   ==========                            ==========



                       See accompanying auditors' report.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                             Financial Data Schedule

             For the periods ending December 31, 1997, 1996 and 1995

                                                  YTD                  YTD                  YTD
                                              December 31,         December 31,         December 31,
                                                  1997                 1996                 1995
                                              -----------          -----------          --------
Fixed maturities held for sale                $31,843,324           24,276,239            21,812,096
Fixed maturities held to
  maturity (carrying value)                    10,501,712           14,974,962            15,165,395
Fixed maturities held to
  maturity (market value)                      10,631,003           15,140,919            15,494,540
  Investment in equity
  securities                                      839,973                 -                1,715,386
Mortgage loans on real estate                        -                    -                     -
Investment in real estate                            -                    -                     -
Total investments                              50,870,390           51,319,216            50,186,208
Cash and cash equivalents                       2,448,994              206,056               406,752
Reinsurance recoverable on
  paid losses                                     359,688              379,692               514,341
Deferred policy acquisition costs              15,451,689           16,979,612            18,145,111
Total assets                                   82,142,465           81,809,360            81,872,350
Policy liabilities-future
  benefits, losses, claims                      1,409,031              985,720             1,050,498
Policy liabilities-unearned
  premiums                                      7,108,662            8,249,190             9,116,890
Policy liabilities-other claims
  and benefits                                    427,649              293,221               191,955
Other policyholder funds                           59,686               59,596                57,444
Notes payable, bonds, mortgages,
  and similar debt                              1,000,000            1,000,000             2,400,553
Preferred stocks mandatory
  Redemption                                         -                     -                    -
Preferred stocks non-
  mandatory redemption                               -                     -                    -
Common stock                                    1,907,989            1,907,989             1,907,989
Other stockholders equity                       4,011,519            4,011,519             4,011,519
Total liabilities and
  stockholders equity                          82,142,465           81,809,360            81,872,350
Premiums                                        7,643,650            7,915,019             8,158,938
Net investment income                           3,545,311            3,318,627             2,998,875
Realized investment gains
  and losses                                      506,795              869,502                60,237
Other income                                         -                     -                    -
Benefits, claims, losses
  and settlement expenses                       4,307,013            3,812,463             4,048,125
Underwriting acquisition and
  insurance expenses-
  amortization of deferred
  policy acquisition costs                      3,542,617            3,364,738             3,069,742

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                       Financial Data Schedule, continued



                                                  YTD                  YTD                  YTD
                                              December 31,         December 31,         December 31,
                                                 1997                  1996                 1995
                                              -----------          -----------          --------
Underwriting acquisitions and
  insurance expense other                       3,382,255            3,246,552             2,735,280
Income or loss before taxes                       249,410            1,588,505             1,274,903
Income tax expense                                 54,200              196,000               160,000
Income/Loss continuing
  operations                                      195,210            1,392,505             1,114,903
Discontinued operations                              -                     -                    -
Extraordinary items                                  -                     -                    -
Cumulative effect-changes in
  accounting principals                              -                     -                    -
Net income                                        195,210            1,392,505             1,114,903

Earnings per share - basic                           $.10                  .73                   .58
Earnings per share - diluted                         $.10                  .73                   .58


                                  Schedule III

                                SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                   Supplementary Insurance Information

                                    December 31, 1997, 1996 and 1995


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

1997 Life
  and
  annuities $15,451,689    1,409,031 52,335,511  7,108,662    427,649    7,643,650    3,545,311   4,431,474    3,542,617  3,382,255
            ===========    ========= ==========  =========    =======    =========    =========   =========    =========  =========

1996 Life
  and
  annuities $16,979,612      985,720 52,347,996  8,249,190    293,221    7,915,019    3,318,627   3,813,361    3,364,738  3,246,552
            ===========      ======= ==========  =========    =======    =========    =========   =========    =========  =========

1995 Life
  and
  annuities $18,145,111    1,050,498 50,624,276  9,116,890    191,955    8,158,938    2,998,875   4,048,125    3,069,742  2,735,280
            ===========    ========= ==========  =========    =======    =========    =========   =========    =========  =========





                       See accompanying auditors' report.

                                   Schedule IV
                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                   Reinsurance

                        December 31, 1997, 1996 and 1995



                                                                                                                       Percentage
                                                                 Ceded to             Assumed                           of amount
                                                                   other            from other                           assumed
                                          Gross amount           companies           companies         Net amount        to net


December 31, 1997:
  Life insurance in force               $1,026,038,000         337,901,000         532,772,000      1,220,909,000             44%
                                        ==============         ===========         ===========      =============             ===

  Premiums:
    Life insurance                           8,055,672             914,071             490,726          7,632,327            6.4%
    Accident & health insurance                 11,323                -                   -                11,323              -
                                                ------               -----               -----             ------              -

  Total Premiums                            $8,066,995             914,071             490,726          7,643,650            6.4%
                                            ==========             =======             =======          =========            ====

December 31, 1996:
  Life insurance in force               $1,165,948,000         386,084,000         537,743,000      1,317,607,000             41%
                                        ==============         ===========         ===========      =============             ===

  Premiums:
    Life insurance                           8,415,790           1,030,673             528,636          7,913,753            6.7%
    Accident & health insurance                  1,274                -                   -                 1,274               -
                                                 -----             -------             -------              -----               -

  Total Premiums                            $8,417,064           1,030,673             528,636          7,915,027            6.7%
                                            ==========           =========             =======          =========            ====

December 31, 1995:
  Life insurance in force               $1,298,205,000         448,382,000         507,552,000      1,357,375,000             37%
                                        ==============         ===========         ===========      =============             ===

  Premiums:
    Life insurance                           8,829,073           1,201,432             529,912          8,157,553              7%
    Accident & health insurance                  1,385                -                   -                 1,385               -
                                                 -----               -----               -----              -----               -

  Total Premiums                            $8,830,458           1,201,432             529,912          8,158,938              7%
                                            ==========           =========             =======          =========              ==



Item 9.  Change in and disagreements on Accounting and Financial
Disclosure.

      Not applicable

                                    PART III

Item 10.  Directors and Executive Officers of the Company.

(a) Directors. The following table lists the names and ages of all directors of the Company at December 31, 1997, states the date when service as a director of the Company began, and lists all other positions or offices with the Company presently held by each such person.

                                     Director             Other Positions &
Name                         Age      Since               Offices with Company


Samuel F. Brewer             62      May, 1978            Member, Audit Committee

A. Thomas Frank              73      June, 1986           Member, Executive Committee

Frank A. Hulet               78      May 1978             Chairman, Audit Committee

C. Wesley Johnson            78      May, 1978

Lewis E. Kassis              85      Jan., 1981

Robert L. Martin             56      June, 1979           Member, Audit Committee

Charles W. Mullenix          81      April, 1979          Member, Executive Committee

George Pihakis               72      May, 1978            President & Chief Executive
                                                          Officer, Member, Executive
                                                          Committee

Ferris Ritchey, Jr.          68      April, 1978          Chairman of the Board,
Chairman                                                  Executive Committee

John M. Roehm                44      July, 1996

David C. Thompson            60      April, 1978          Executive Vice President &
                                                          Chief Operating Officer,
                                                          Secretary, Treasurer

Lloyd C. Zobrist             70      May, 1978            Member, Executive Committee

        All Directors serve until the next Annual Meeting of Share holders and until their respective successors are duly elected and qualified. All of the Directors named in the table above are stockholders of Consolidare Enterprises, Inc., which purchased effective control of the Company on May 3, 1978. Except for such affiliation with Consolidare Enterprises, Inc., there exists no arrangement or understanding between any Director and any other person or persons pursuant to which any of such Directors were selected as Directors of the Company.

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

                               Position                                        Commencement
Name                     Age    Held                                            of Service

George Pihakis           72    President & Chief Executive                     June, 1979
                               Officer; Director

David C. Thompson        60    Executive Vice President and                    April, 1978
                               Chief Operating Officer;
                               Treasurer; Secretary; Director

Nikki Clark              50    Vice President; Director of                     July, 1992
                               Financial Services

Stephen Reck             56    Vice President; Chief Actuary                   July, 1995


      The Company has an executive compensation agreement with George Pihakis, President and Chief Executive Officer of the Company. The remaining term of the agreement is automatically extended each year for an additional five year period unless either party gives notice of termination. The agreement provides for annual increases in Mr. Pihakis' compensation in such amounts as shall be determined by the Board of Directors.

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

     Frank A. Hulet - Mr. Hulet served as a consultant to Food- Mills, Inc. d/b/a Jayhawk Manufacturing Company, a manufacturer of food processing machinery located in Hutchinson, Kansas until he retired in 1992. From 1977 to 1983, Mr. Hulet served as Secretary/ Treasurer and General Manager of Jayhawk Manufacturing Company.

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

                                         SUMMARY COMPENSATION TABLE

                                                                         Long Term Compensation

                                           Annual Compensation   |    Awards     Awards  | Payouts  |
                                                                 |                       |          |
   (a)              (b)    (C)           (d)          (e)        |     (f)        (g)    |   (h)    |   (I)
                                                                 |                                  |
                                                     Other       |              Securities|         |All other
Name and                                             Annual      |  Restricted  Underlying|   LTIP  | Compen-
Principal                                         Compensation   |  Stock AwardsOptions/ | Payouts  | sation
Position           Year    Salary ($)  Bonus ($)      ($)        |     ($)      SARs(#)  |   ($)    |   ($)
                                                                 |                       |          |
President                                                        |                       |          |
and Chief                                                        |                       |          |
Executive                                                        |                       |          |
Officer                                                          |                       |          |
                                                                 |                       |          |
George Pihakis     1997    $244,800    $0.00      $11,674(1)     |  $0.00       N/A      | N/A      | N/A
                                                                 |                       |          |
George Pihakis     1996    $244,800    $0.00      $11,374(1)     |  $0.00       N/A      | N/A      | N/A
                                                                 |                       |          |
George Pihakis     1995    $247,976    $0.00       $9,574(1)     |  $0.00       N/A      | N/A      | N/A
                                                                 |                       |          |
                                                                 |                       |          |
                                                                 |                       |          |
                                                                 |                       |          |
Executive Vice                                                   |                       |          |
President                                                        |                       |          |
                                                                 |                       |          |
David C. Thompson  1997    $121,275    $0.00      $14,043(2)     |  $0.00       N/A      | N/A      | N/A
                                                                 |                       |          |
David C. Thompson  1996    $121,275    $0.00      $13,685(2)     |  $0.00       N/A      | N/A      | N/A
                                                                 |                       |          |
David C. Thompson  1995    $114,634    $0.00      $11,770(2)     |  $0.00       N/A      | N/A      | N/A
                                                                 |                       |          |
                                                                 |                       |          |
                                                                 |                       |          |

(1) During 1997 this amount included $6,600 paid in the form of a Director's fee, $550 paid in the form of an Executive Committee Fee, and $4,524 paid in the form of a car allowance. During 1996 this amount included $6,300 paid in the form of a Director's fee, $550 paid in the form of an Executive Committee Fee, $4,524 paid in the form of a car allowance. During 1995 this amount included $4,800 paid in the form of a Director's fee, $250 paid in the form of an Executive Committee Fee, and $4,524 paid in the form of a car allowance.

(2) During 1997 this amount included $6,600 paid in the form of a Director's Fee, $550 paid in the form of an Executive Committee Fee, $6,000 paid in the form of a car allowance, and $893 paid in the form of dues at a social club used exclusively for business purposes. During 1996 this amount included $6,300 paid in the form of a Director's Fee, $550 paid in the form of an Executive Committee Fee, $6,000 paid in the form of a car allowance, and $835 paid in the form of dues at a social club used exclusively for business purposes. During 1995 this amount included $4,800 paid in the form of a Director's fee, $250 paid in the form of an Executive Committee fee, $6,000 paid in the form of a car allowance and $720 paid in the form of dues at a social club used exclusively for business purposes.

  (b) Perquisites. Executive officers of the Company who are employees of the Company are covered under a group life, group disability, and hospitalization plan that does not discriminate in favor of officers and that is generally available to all salaried employees. The Company does not have a pension, retirement or other deferred compensation plan, or any other similar arrangement.

  (c) Director's Fees and Other Fees. Directors of the Company receive a Director's fee of $6,600 per year for serving as Directors of the Company. Each director of the Company also receives the sum of $275.00 for each committee meeting attended, if such committee meeting is not in conjunction with a meeting of the Company's Board of Directors held at the same time and place.

  (d) Employment Contracts. The Company has an executive compensation agreement with George Pihakis, President and Chief Executive Officer of the Company. The remaining term of the agreement is automatically extended each year for an additional five year period unless either party gives notice of termination. The agreement provides for annual increases in Mr. Pihakis' compensation in such amounts as shall be determined by the Board of Directors. The base compensation payable to Mr. Pihakis under the agreement is $244,800.

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

  (f) Board Compensation Committee Report on Executive Compensation. In determining what level and type of compensation was made available to the Company's executive officers during 1997, the Executive Committee and Board of Directors considered the overall performance of the Company and each officer's contribution to that performance. Specifically, in determining the compensation of

Mr. Pihakis, the Company's President and Chief Executive Officer, the Executive Committee and Board of Directors considered his length of employment with the Company, his experience in the industry, the financial condition of the Company, payments received by other executive officers holding similar positions and performing similar duties, and other subjective criteria.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

    (a) The following table sets forth, as of December 31, 1997, information with respect to the only persons known by the Company to be the beneficial owner of more than 5% of the Company's outstanding voting securities:

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
Shares         George A. Fait                                  Direct
               4610 University Ave, Madison, WI

        Executive officers and directors of the Company are sharehold ers of Consolidare Enterprises, Inc., which was the owner of approximately 57% of the Company's voting securities at December 31, 1997. At December 31, 1997, approximately 60.8% of the issued and outstanding common shares of Consolidare Enterprises, Inc. was owned by directors and executive officers of Company. The following table sets forth information as to the common shares of Company's parent, Consolidare Enterprises, Inc., beneficially owned by all directors and executive officers of the Company at December 31, 1997.

Name                                                  Number of Shares             Percent of Class

Samuel F. Brewer (10)                                     95,966                       2.84%

A. Thomas Frank(1)                                        75,640                       2.24%

Frank A. Hulet(2)                                        129,180                       3.83%

C. Wesley Johnson(3)                                     109,999                       3.26%

Lewis Kassis(4)                                          293,152                       8.68%

Robert L. Martin(5)                                      122,987                       3.64%

Charles W. Mullenix(6)                                   315,548                       9.35%

George Pihakis(7)                                        167,446                       4.96%


Name                                                  Number of Shares             Percent of Class
Ferris S. Ritchey, Jr.                                   326,870                       9.68%

John M. Roehm                                            194,298                       5.75%

David C. Thompson(8)                                      69,043                       2.04%

Lloyd C. Zobrist(9)                                      153,550                       4.55%

All Directors &
 Officers                                              2,053,679                       60.8%


(1) Includes 70,645 shares registered in the name of Margaret Jeanne Frank, his wife.

(2) Shares registered in the name of Frank and his wife Virginia Hulet as trustee's of the Frank A. & Virginia Hulet Revocable Trust.

(3)     Shares registered in the name of Johnson Family Trust.

(4)     Shares registered in the name of Lewis and Helen Kassis Trust.

(5) Shares attributed to Mr. Martin are registered in the name of his wife, Virginia A. Martin.

(6) 240,000 shares attributed to Mr. Mullenix are registered to the Mullenix Family Partnership. 75,548 shares are registered in the name of Mr. Mullenix and his wife, Mary Jane Mullenix.

(7) Shares attributed to Mr. Pihakis are registered in the name of his wife, Dolores Pihakis. Mr. Pihakis disclaims any beneficial ownership of such shares.

(8) Shares registered in the name of David C. Thompson and his wife, Patricia M.

(9) 141,799 Shares registered in the name of WRCL Company, of which Mr. Zobrist is a principal, and 11,751 shares are registered to Lloyd C. Zobrist, individually.

(10)    Shares registered in the name of Samuel F. and his wife, Anna T. Brewer.

        In  addition  to  common  stock,  Consolidare   Enterprises,   Inc.  has
outstanding one additional class of securities, 14.25% Convertible Subordinated Debentures which are convertible into common shares of Consolidare.

Item 13.  Certain Relationships and Related Transactions.

        Insuradyne Corporation, a wholly-owned subsidiary of Consolidare Enterprises, Inc., serves as general agent for the Company, pursuant to a general agency agreement, which is terminable by either party with 30 days notice. In such capacity, Insuradyne receives a commission on the first year commissionable premium on certain of the Company's policies as well as a small renewal commission on certain other policies. In accordance with the Florida Insurance Code, a copy of the Company's General Agency Agreement with Insuradyne Corporation was filed with and approved by the Florida Department of Insurance. Management of the Company believes that the terms of its General Agency Agreement with Insuradyne are as favorable to the Company as terms which could be obtained from independent third parties. During 1997, gross com missions in the amount of $323,303 were earned by Insuradyne Corporation. At December 31, 1997, the Company owed $68,646 to Insuradyne as a result of commissions earned by Insuradyne but for which Insuradyne has not yet requested payment.

        No Director or officer of the Company or any associates of any director or officer of the Company was indebted to the Company at December 31, 1997.

        The Company continues to be indebted to its parent, Consolidare Enterprises, Inc., in the amount of $1,000,000, pursuant to a promissory note dated December, 1988, which bears interest at the annual rate of interest equal to the Prime Rate (as hereinafter defined) plus 2%, with such interest rate not to be less than 9% nor in excess of 11%. For purposes of this promissory note, "Prime Rate" is defined to mean the Prime Rate as announced by Compass Bank, Birmingham, Alabama, from time to time, as its prime rate (which interest rate is only a bench mark, is purely discretionary and is not necessarily the best or lowest rate charged borrowing customers). This promissory note is due on demand and is payable out of capital surplus in excess of $1,900,000, pursuant to Florida Statutes ss.628.401 (1990). Interest and principal can only be repaid upon the express written approval of the Florida Department of Insurance.

        On December 31, 1997, approximately 60.8% of the issued and outstanding stock of Consolidare Enterprises, Inc. was owned by the directors and executive officers of the Company. See item 12 Security Ownership of Certain Beneficial Owners and Management.

        Ferris S. Ritchey, Jr., a Director and a member of the Executive Committee, is a member of the law firm of Ritchey & Ritchey, P.A., which serves as legal counsel to the Company on certain matters.

                                     PART IV


Item 14.  Financial Statements, Exhibits filed and Reports on Form 8-K.

        (a)    1.     Financial Statements                                            Page Number

                      The following  financial  statements of Southern  Security
                      Life Insurance Company are included in Part II,
                      Item 8:

                      Independent Auditors' Report............                              24

                      Balance Sheets - December 31,
                      1997 and 1996...........................                              25

                      Statements of Income - years ended
                      December 31, 1997, 1996 and 1995........                              27

                      Statements of Shareholders' Equity - years
                      ended December 31, 1997, 1996 and 1995..                              28

                      Statements of Cash Flows - years ended
                      December 31, 1997, 1996 and 1995........                              29

                      Notes to Financial Statements...........                              32

               2.     Supplemental Schedules.

                      Required Financial Data - for the years ended December 31,
                      1997, 1996 and 1995 included in Part II, Item 8:

                      Schedule I - Summary of Investments -
                      Other than Investments in Related
                      Parties.................................                              60

                      Financial Data Schedule.................                              61

                      Schedule III - Supplementary Insurance
                      Information.............................                              63

                      Schedule IV - Reinsurance...............                              64


        Schedules other than those listed above have been omitted because they are not applicable or because the required information is included in the financial statements and notes thereto or in Item 7 -Management's Discussion and Analysis of Financial Condition and Results of Operations.

3.      Exhibits


        Exhibit Number                                                                Page Number

                3.    Articles of  Incorporation,  as amended,  and By-Laws,  as
                      amended   (without   exhibits)   dated   September   1994,
                      incorporated by reference herein from From Exhibit 3(1) of the Annual  Report of the  Company  filed on Form 10-K for the
                      fiscal year ended December 31, 1994.....                              89

               10.    Executive  Compensation  Agreement between the Company and
                      George  Pihakis   (without   exhibits)   incorporated   by
                      reference  herein from Exhibit  10(B) of the Annual Report of the Company filed on Form 10-K for the fiscal year
                      ended December 31, 1984.................                              90

               10.A   Revolving Financing Agreement between
                      the Company and the Student Loan
                      Marketing Association, dated as of
                      September 19, 1996......................                              91

               10.B   Reinsurance Agreement between the Company and United Group
                      Insurance   Company,   dated  as  of  December   31,  1992
                      incorporated by reference herein from Exhibit 10(B) of the
                      Annual  Report of the  Company  filed on Form 10-K for the fiscal
                      year ended December 31, 1992............                              92

               10.C   Agency  Agreement   between  the  Company  and  Insuradyne
                      Corporation  incorporated by reference herein from Exhibit
                      10(C) of the Annual  Report of the  Company  filed on Form
                      10-K for the fiscal year ended
                      December 31, 1993.......................                              93

               11.    Statement Re Computation of Net Income per
                      common share............................                              94

               20.    Definitive proxy materials for the
                      Annual Meeting of Shareholders held
                      July 26, 1997..........................                               95

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


Date: April 15, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following Director of the Company on the date indicated.


SOUTHERN SECURITY LIFE INSURANCE COMPANY


By:  /s/Samuel F. Brewer
     Samuel F. Brewer (Director)
     April 15, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following Director of the Company on the date indicated.

SOUTHERN SECURITY LIFE INSURANCE COMPANY


By: /s/Alfred T. Frank
    Alfred T. Frank (Director)
    April 15, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following Director of the Company on the date indicated.

SOUTHERN SECURITY LIFE INSURANCE COMPANY


By:  /s/Frank A. Hulet
     Frank A. Hulet (Director)
     April 15, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following Director of the Company on the date indicated.

SOUTHERN SECURITY LIFE INSURANCE COMPANY


By:  /s/C. Wesley Johnson
     C. Wesley Johnson (Director)
     April 15, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following Director of the Company on the date indicated.

SOUTHERN SECURITY LIFE INSURANCE COMPANY


By:  /s/Lewis Kassis
     Lewis Kassis (Director)
     April 15, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following Director of the Company on the date indicated.

SOUTHERN SECURITY LIFE INSURANCE COMPANY


By:  /s/Robert Lee Martin
     Robert Lee Martin (Director)
     April 15, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following Director of the Company on the date indicated.

SOUTHERN SECURITY LIFE INSURANCE COMPANY


By:  /s/Dr. Charles W. Mullenix
     Dr. Charles W. Mullenix (Director)
     April 15, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following Director of the Company on the date indicated.

SOUTHERN SECURITY LIFE INSURANCE COMPANY


By:  /s/Ferris S. Ritchey, Jr.
     Ferris S. Ritchey, Jr. (Director)
     April 15, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following Director of the Company on the date indicated.

SOUTHERN SECURITY LIFE INSURANCE COMPANY


By:  /s/John M. Roehm
     John M. Roehm (Director)
     April 15, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following Director of the Company on the date indicated.

SOUTHERN SECURITY LIFE INSURANCE COMPANY


By:  /s/Lloyd C. Zobrist
     Lloyd C. Zobrist (Director)
     April 15, 1998

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

                                  EXHIBIT 10.C

                          AGENCY AGREEMENT BETWEEN THE
                       COMPANY AND INSURADYNE CORPORATION

                       EXHIBIT FILED WITH ANNUAL REPORT ON
                          FORM 10-K FOR THE YEAR ENDED
                                DECEMBER 31, 1993

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                   EXHIBIT 11

                            COMPUTATION OF NET INCOME

                                PER COMMON SHARE



                                1997                1996            1995
                             ----------           --------        ------
Weighted Average
Shares Outstanding           1,907,989           1,907,989      1,907,989

Net Income                    $195,210          $1,392,505     $1,114,903

Per Share Amount                  $.10                $.73           $.58


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                   EXHIBIT 20

                DEFINITIVE PROXY MATERIALS FOR THE ANNUAL MEETING