Form 10-Q
period 1998-03-31
SOUTHERN SECURITY LIFE INSURANCE CO
filed 1998-05-20
CIK 109747

                              Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

For Quarter Ended March 31, 1998  Commission File No.  2-35669

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
          (Exact name of registrant as specified in its charter)

        Florida                             59-1231733
(State of incorporation)                (I.R.S. tax number)

               755 Rinehart Road, Lake Mary, FL 32746

Registrant's telephone number, including area code:  (407) 321-7113

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

                                          Number Outstanding at
   Title of class                             March 31, 1998

   Class A Common Shares                          1,907,989
   $1.00 per share

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                     Part I
                              FINANCIAL INFORMATION

                                      INDEX


ITEM 1
                                                              Page
FINANCIAL STATEMENTS

Balance sheets - December 31, 1997 and
         March 31, 1998                                                     3-4

Statements of Income and Retained Earnings -
          Three Months Ended March 31, 1998 and 1997                          5

Statement of Cash Flows - March 31, 1998
          and 1997                                                          6-7

Notes to Financial Statements                                               8-9


ITEM 2

Management's Discussion and Analysis of the
         Statements of Income March 31, 1998                              10-17


Signature Page                                                               18

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                           Balance Sheets (unaudited)

                      March 31, 1998 and December 31, 1997


                                                             March 31,           December 31,
    Assets                                                     1998                  1997
    ------                                                     ----                  ----
Investments:
    Fixed maturities held to maturity
      (fair value, $8,614,349 and
      $10,631,003 at March  31, 1998
      and December 31, 1997 respectively)                    $8,491,038           $10,501,712
    Securities available for sale,
      at fair value:
      Fixed maturities (cost of
        $31,717,210 at March 31, 1998 and
        $30,880,390 at December 31,
        1997)                                                32,047,495            31,483,324
      Equity securities (cost, $202,422
        and $800,000 at March 31, 1998 and
        December 31, 1997, respectively)                        243,332               839,973
    Policy and student loans                                  7,938,798             7,945,381
    Short-term investments                                      100,000               100,000
                                                                -------               -------

                                                             48,820,663            50,870,390

Cash and cash equivalents                                     5,537,829             2,448,994
Accrued investment income                                       983,121               637,460
Deferred policy acquisition costs                            15,394,365            15,451,689
Policyholders' account balances on
    deposit with reinsurer                                    8,721,976             8,667,241
Reinsurance receivable                                          324,739               359,688
Receivables:
    Agent balances                                              521,503               590,368
    Other                                                       442,448               324,752
    Refundable income taxes                                        -                  121,680
Property and equipment, net, at cost                          2,640,385             2,670,203
                                                              ---------             ---------

                                                            $83,387,029           $82,142,465
                                                            ===========           ===========









            See accompanying notes to condensed financial statements

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                      March 31, 1998 and December 31, 1997


                                                          March 31,            December 31,
Liabilities and Shareholders' Equity                         1998                   1997
------------------------------------                         ----                   ----
Liabilities:
    Policy liabilities and accruals:                    $1,571,113              $1,409,031
  Future policy benefits:
      Policyholders' account balances                   52,905,521              52,335,511
      Unearned premiums                                  7,118 115               7,108,662
      Other policy claims and benefits
        payable                                            505,623                 427,649
    Other policyholders' funds, dividend
      and endowment accumulations                           61,830                  59,686
    Funds held by reinsurance treaties
      with reinsurers                                    1,369,784               1,339,927
    Note payable to related party                        1,000,000               1,000,000
    Due to affiliated insurance agency                      70,936                  68,646
  General expenses accrued                               1,188,391                 897,627
  Unearned investment income                               304,899                 313,018
    Other liabilities                                      135,833                 100,990
    Deferred income taxes                                  966,479                 949,700
                                                           -------                 -------

                                                        67,198,524              66,010,447
                                                        ----------              ----------

Shareholders' equity:
    Common stock, $1 par, authorized
      3,000,000 shares; issued and out-
      standing, 1,907,989 shares                         1,907,989               1,907,989
    Capital in excess of par                             4,011,519               4,011,519
    Accumulated comprehensive income                       273,836                 266,340
    Retained earnings                                    9,995,161               9,946,170
                                                        ----------               ---------
                                                        16,188,505              16,132,018
Commitments and contingencies                                 -                       -
                                                          --------                  ------

                                                       $83,387,029              82,142,465
                                                       ===========              ==========









            See accompanying notes to condensed financial statements

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                        Statements of Income (unaudited)

               For The Three Months Ended March 31, 1998 and 1997


                                                   THREE MONTHS ENDED MARCH 31,
                                                    1998                 1997
                                                   ---------------------------

Revenues:

 Premium and policy charges                     $1,880,540          $2,203,356
 Less reinsurance ceded                           (117,113)           (102,924)
                                                  --------            --------

 Net premium income                              1,763,427           2,100,432
 Net investment income                             933,728             861,081
 Realized gain (losses) on
   investments                                     332,283            (114,354)
                                                   -------             -------
                                                $3,029,438          $2,847,159

Benefits, losses & expenses:
 Annuity, death, surrender and
   other benefits                                1,086,402           1,094,880
 Increase (decrease) in future
   policy benefits                                 128,855              (8,613)
 Amortization of deferred
   policy acquisitions costs                       927,211             948,033
 Operating expenses                                786,085             900,393
 Interest expense with
   related party                                    22,500              22,500
                                                    ------              ------

                                                $2,951,053          $2,957,193
                                                 ---------           ---------
 Income (loss) before income
   taxes                                            78,385            (110,034)
 Income tax expense
   (benefit)                                        29,394             (31,100)
                                                    ------             -------

          Net income (loss)                        $48,991            $(78,934)
                                                    ======             =======


Basic net income (loss) per
  share of common stock                               $.03                (.04)
                                                       ===                 ===

Diluted net income (loss) per
  share of common stock                               $.03                (.04)
                                                       ===                 ===





            See accompanying notes to condensed financial statements

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                      Statements of Cash Flows (unaudited)

                 For Three Months Ended March 31, 1998 And 1997

                                                                        1998                    1997
                                                                        ----                    ----
Cash flows provided by (used in) operating activities:
  Net income (including net realized
    gains and losses on investments)                                  $48,991               ($78,934)
Adjustments to reconcile net
    cash provided by (used in)
    operating activities:

      Depreciation                                                     63,955                 52,091
    Net realized (gains) or
      losses on investments                                          (332,283)               114,354
    Loss on disposal of property,
      plant and equipment                                               2,956                     99
    Deferred income taxes                                             141,497                386,879
    Amortization of deferred
      policy acquisition costs                                        927,211                948,033
    Acquisition costs deferred                                       (869,887)              (807,346)
    Change in assets and liabilities
      affecting cash provided by
      operations:
       Accrued investment income                                     (345,661)              (301,415)
       Due from affiliated insurance agency                              -                      -
       Accounts receivable                                            (48,831)               (19,349)
       Reinsurance Receivable                                          34,949                 11,184
       Other policy claims and
        future benefits payable                                       240,056                118,172
       Policyholders' Account Balances                                590,453                581,346
       Funds held under reinsurance                                    29,857                 50,809
       Unearned premiums                                               56,681               (305,968)
       Dividend and endowment accumulations                             2,144                  6,154
       Payable to affiliated
        insurance agent                                                 2,290                (33,411)
       Income tax payable                                                -                   (70,164)
       Other liabilities                                              317,488                180,955
       Income tax receivable                                          121,680                (43,295)
                                                                      -------                 -------

  Net cash provided by
    operating activities                                              983,546                790,194




                                   (continued)
            See accompanying notes to condensed financial statements

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                            Statements of Cash Flows

                 For Three Months Ended March 31, 1998 And 1997

                                                          1998             1997
                                                          ----             ----
Cash flows from investing activities:
  Purchase of investments:
  Purchase of investments available
     for sale (Equity & Fixed Maturity)             (5,771,931)     (19,319,503)
  Proceeds from sale of held to
     maturity securities                                  -           1,472,528
  Proceeds from maturity of held to
     maturity                                        2,017,761             -
  Proceeds from maturity of
     available for sale securities                     257,240             -
  Proceeds from sale of available for sale
     securities (equity and fixed maturity)          5 681,917       14,670,012
  Net change in short term investments                    -           4,439,106
  Net change in policy and student loans                 6,583          127,268
  Acquisition of property & equipment                  (11,103)         (10,825)
                                                       -------          -------
    Net cash provided by investing activities        2,180,467        1,378,586
                                                      ---------       ---------

Cash flows from financing activities:
   Receipts from universal life and
     certain annuity policies credited
     to policyholder account balances                  921,719          949,942
   Return of policyholder account
     balances on universal life
     and certain annuity policies                     (996,897)      (1,360,628)
                                                      --------       ----------


Net cash provided by financing
   activities                                          (75,178)        (410,686)
                                                       -------         --------

Increase (decrease) in cash and
   Cash equivalents)                                 3,088,835        1,758,094

Cash and cash equivalents at
   beginning of year                                 2,448,994          206,056
                                                     ---------          -------

Cash and cash equivalents at
   end of quarter                                   $5,537,829       $1,964,150
                                                    ==========       ==========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

               Notes to Condensed Financial Statements (unaudited)

                      For Three Months Ended March 31, 1998



1.       Unaudited Financial Statements:

         The accompanying financial statements have been prepared by management in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by generally accepted accounting principles for complete financial statements. All adjustments and accruals considered necessary for fair presentation of financial information have been included in the opinion of management, and are of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Southern Security Life Insurance Company 1997 Annual Report on Form 10- K for the fiscal year ended December 31, 1997.


2.       Comprehensive Income:

         In June 1997, The Financial Accounting Standards Board established Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. This statement requires that an enterprise classify items or other comprehensive income by nature in a financial statement, and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet.

         The company adopted this statement effective January 1, 1998. The Company's other comprehensive income is the unrealized gain/(loss) on investment securities available for sale.

3.       Subsequent Event

         Consolidare Enterprises, Inc., a Florida corporation ("Consolidare") owns approximately 57.4% of the outstanding shares of common stock of the Company.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

               Notes to Condensed Financial Statements (unaudited)

                      For Three Months Ended March 31, 1998


3.       Subsequent Event continued:

         Security National Financial Corporation, a Utah Corporation ("Security National") has entered into an Acquisition Agreement dated as of April 24, 1998 (the "Agreement") with Consolidare and certain shareholders of Consolidare which provides for the merger of Consolidare and Security National. Security National is a life insurance holding company which is also engaged in mortgage lending and the ownership and operation of cemeteries, mortuaaries and office buildings. Security National's Class A common stock is traded on the NASDAQ National Market System under the symbol "SNFCA."

         As consideration for the acquisition of Consolidare, Security National will pay to security holders of Consolidare an aggregate of $11,356,400, together with an amount equal to the current assets of Consolidare as of the closing date, plus additinal consideration as provided in the agreement. For purposes of the agreement, current assets of Consolidare are defined as cash and cash equivalents (with interest earned through the closing date) and accrued commissions and interest due to Insuradyne and Consolidare from the Company. In addition to the purchase consideration, Security National is required to cause the company to pay, on the closing date, $1,050,000 to George Pihakis, who is currently President and Chief Executive Officer of the Company, as a lump sum settlement of the executive compensation agreement between the Company and Mr. Pihakis.

         The closing of the Agreement is contingent upon regulatory approvals, including the approval of the Florida Department of Insurance, compliance or waiver of compliance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, approval of the Agreement by the affirmative vote of a majority of the Consolidare shareholders with no Consolidare shareholders exercising their rights as dissenting shareholders Section 607.1320 of the Florida statutes, as well as the satisfactory performance of certain covenants and the accuracy of the parties' respective representations and warranties at closing.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operation.

Overview.

         This analysis of the results of operations and financial condition of Southern Security Life should be read in conjunction with the Condensed Financial Statements and Notes to the Condensed Financial Statements included in this report.

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

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operation.

Overview, continued

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

            (The remainder of this page is intentionally left blank)

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operation.

Overview, continued

         The following table sets forth certain percentages reflecting financial data and results of operations (a) for 1998, 1997 and 1996 premium and investment revenues and (b) for period to period increases and (decreases).

                                                 Relationships to
                                                   Total Revenues                     Period to Period
                                               Period Ended March 31,              (Increase or Decrease)
                                       1998          1997         1996               98-97            97-96
                                      ------        ------       ------             -------          ------

Insurance revenues                       58%          74%           69%               (16%)              6%
Net investment income                    42           26            31                 69%             (15%)
Other income

  Total Revenues                        100%         100%          100%                 6%               0%

Losses, claims and
 loss adjustment
 expenses                                40%          38%           42%                11%             (11%)
Acquisition costs                        31           33            28                  0%              19%

Other operating
  costs and
  expenses                               26           32            22                (13%)             48%
                                        ----         ---           ----                ---              ---

  Total expenses                         97%         103%           92%                 0%              12%

Income before income
  taxes                                   3%          (4%)           8%               171%            (149%)
Provision for income
  taxes                                   1            1             2%               195%            (148%)
                                         ---          --             --               ---             ----

Net income                                2%          (3%)           6%               162%            (149%)
                                          =           ==             =                ===              ===


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

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operation.

Overview, continued

this market are of a lesser face value than those of the Universal Life market. That being the case, the face amount of insurance appears to have declined, however the actual number of policies issued increased. In 1996 and 1997, the Company issued approximately 2,700 new policies.

         Premium and policy charges for 1997 was $7.5 million, 1996 was $7.7 million, 1995 at $7.9 million. While policy production was up for 1997 and 1996.

         New premium placed inforce for the first quarter of 1998 was equal to the same period of 1997. Since the product currently being marketed (Basic Life) has a lower premium than of the universal life product and the reduction of that product (lapses, surrenders, and claims) the premium income for the period decreased by 16%.

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

         Increased investment in debt securities coupled with reduced expenses for student loan processing are responsible for the 6.94% net yield in 1997 and 6.54% net yield in 1996. The Company

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overview, continued

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

         Since the company revised its investment strategies to increase its earned interest rate, net investment income increased 8% the first quarter of 1998 over the first quarter of 1997.

         The investment portfolio restructuring during the first quarter of 1997 caused a realized loss on investments. Since the restructuring and with a favorable market in the stock market mutual funds the Company realized gains on investments of $332,000 for the first quarter of 1998 as compared to a loss of $114,000 for the same period of 1997.

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

         Operating expenses for the Company were $3.4 million, $3.3 million and $2.7 million for 1997, 1996 and 1995, respectively. New products and lead programs are responsible for the increased operating costs of 1997 and 1996. The lead generation program used to introduce and promote the new product was not without cost. The Company also attempted some new marketing procedures in these two

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overview, continued

years which added to the costs. The Company has reviewed its promotional expenses and now that the new product has established a market, has cut back on these expenses.

         Decrease in salaries $55,000, lead development $18,000, travel $32,000 and new product development $9,000 reduced operating expenses 13% for the first three month of 1998 as compared to the first three months of 1997.

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

         The net income for the first quarter 1998 was $48,991 as compared to a net loss of $78,934 for the first quarter of 1998. The net gain from operations was attributed to a 6% gain in total revenue and no increase in operating expenses for the same period.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Liquidity and Capital Resources continued

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

         The Company began a new association with USA Group, CAP Program in 1996, for the purpose of making more student loan funds available without increased costs to the Company. This association aided in eliminating borrowings for 1997 and 1996. The Company did not find it necessary to utilize the SLMA line of credit in the first quarter of 1998 and was not a cost to the company.

         Except as otherwise provided herein, management believes that cash flow levels in future periods will be such that the Company will be able to continue its prior growth patterns in writing life insurance policies, fund Federally insured student loans and meet

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operation.

Liquidity and Capital Resources continued

normal operating expenses.

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




                              SOUTHERN SECURITY LIFE INSURANCE
                                          COMPANY

                         BY:  /s/ George Pihakis

                              George Pihakis
                              President, Chief Executive Officer
                              and Director
        Date:
        MAY 20, 1998     BY:  /s/ David C. Thompson

                              David C. Thompson
                              Executive Vice-President, Secretary
                              Treasurer, Chief Operating Officer
                              and Director