Form 10-Q
period 1998-06-30
SOUTHERN SECURITY LIFE INSURANCE CO
filed 1998-08-25
CIK 109747

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from               to

For Quarter Ended June 30, 1998  Commission File No.  2-35669

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

                      Florida                       59-1231733
             (State of incorporation)           (I.R.S. tax number)

                     755 Rinehart Road, Lake Mary, FL 32746

Registrant's telephone number, including area code:  (407) 321-7113

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

                                                Number Outstanding at
     Title of class                                 June 30, 1998
  Class A Common Shares                                1,907,989
      $1.00 per share

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                     Part I
                              FINANCIAL INFORMATION

                                      INDEX


         ITEM 1

         FINANCIAL STATEMENTS

         Balance sheets -December 31, 1997 and
             June 30, 1998                                         3-4
         Statements of Income and Retained Earnings -
             Six Months Ended June 30, 1998 and 1997                 5

         Statement of Cash Flows -June 30, 1998
             and 1997                                              6-7

         Notes to Financial Statements                            8-10


         ITEM 2

         Management's Discussion and Analysis of the
             Financial Condition of Operations June 30, 1998     11-15


         Signature Page                                             16

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                 Balance Sheets

                       June 30, 1998 and December 31, 1997

                                                                        June 30, 1998           December 31,
    Assets                                                               (unaudited)               1997

Investments:
   Fixed maturities held to maturity
       (fair value, $6,566,275 and
       $10,631,003 at June  30, 1998
       and December 31, 1997 respectively)                                  $6,463,733            $10,501,712
   Securities available for sale,
           at fair value:
       Fixed maturities (cost of
           $31,528,373 at June 30, 1998 and
           $30,880,390 at December 31,
           1997)                                                            32,137,481             31,483,324
       Equity securities (cost, $202,422
           and $800,000 at June 30, 1998 and
           December 31, 1997, respectively)                                    244,559                839,973
   Policy and student loans                                                  8,087,378              7,945,381
   Short-term investments                                                      100,000                100,000
                                                                              ---------               -------

                                                                            47,033,151             50,870,390

Cash and cash equivalents                                                    7,815,167              2,448,994
Accrued investment income                                                      695,438                637,460
Deferred policy acquisition costs                                           14,555,051             15,451,689
Policyholders' account balances on
   deposit with reinsurer                                                    8,691,422              8,667,241
Reinsurance receivable                                                         336,194                359,688
Receivables:
   Agent balances                                                              585,498                590,368
   Other                                                                       555,880                324,752
   Refundable income taxes                                                      21,890                121,680
Property and equipment, net, at cost                                         2,636,635              2,670,203
                                                                            ----------             ---------

                                                                           $82,926,326            $82,142,465
                                                                           ============           ===========



            See accompanying notes to condensed financial statements

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                           Balance Sheets (continued)

                       June 30, 1998 and December 31, 1997

                                                                          June 30, 1998             December 31,
Liabilities and Shareholders' Equity                                       (unaudited)                  1997

Liabilities:
 Policy liabilities and accruals                                              $1,702,916             $1,409,031
 Future policy benefits:
       Policyholders'  account balances                                       52,889,916             52,335,511
       Unearned premiums                                                       6,644,842              7,108,662
       Other policy claims and benefits payable                                  677,336                427,649
  Other Policyholders' funds, dividend
       and endowment accumulations                                                62,974                 59,686
  Funds held by reinsurance treaties
       with reinsurers                                                         1,399,241              1,339,927
  Note payable to related party                                                1,000,000              1,000,000
  Due to affiliated insurance agency                                              31,648                 68,646
  General expenses accrued                                                       937,444                897,627
  Unearned investment income                                                     311,246                313,018
  Other liabilities                                                              164,164                100,990
  Deferred income taxes                                                          952,839                949,700
                                                                                 -------                -------

                                                                              66,774,566             66,010,447
                                                                              ----------             ----------

Shareholders' equity:
  Common stock, $1 par, authorized
       3,000,000 shares; issued and out-
       standing, 1,907,989 shares                                              1,907,989              1,907,989
  Capital in excess of par                                                     4,011,519              4,011,519
  Accumulated other comprehensive income                                         271,540                266,340
  Retained earnings                                                            9,960,712              9,946,170
                                                                              ----------              ---------
                                                                              16,151,760             16,132,018
Commitments and contingencies                                                       -                      -
                                                                                --------                ------

                                                                             $82,926,326            $82,142,465
                                                                             ===========             ==========


            See accompanying notes to condensed financial statements

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                        Statements of Income (unaudited)

                 For The Six Months Ended June 30, 1998 and 1997

                                                       THREE MONTHS                              SIX MONTHS
                                                      ENDED JUNE 30,                           ENDED JUNE 30,
                                            1998                            1997      1998                        1997
                                            ------------------------------------      --------------------------------
Revenues:
   Premium and policy
     charges                                     $2,386,691           2,099,810           $4,267,231         $4,598,850
   Less reinsurance ceded                          (269,160)           (387,029)            (386,273)          (785,637)
                                                   ---------           --------             --------            --------
   Net insurance revenue                          2,117,531           1,712,781            3,880,958          3,813,213
   Net investment income                            934,259             857,920            1,867,987          1,719,001
   Realized gain (losses)
     on investments                                  81,901             165,595              414,184             51,241
                                                     ------             -------              -------             ------
                                                 $3,133,691          $2,736,296           $6,163,129         $5,583,455
Benefits, losses & expenses:
   Annuity, death, surrender
     and other benefits                           1,231,297           1,258,452            2,317,699          2,353,332
   Increase in future policy
     benefits                                        98,098              39,221              226,953             30,608
   Amortization of deferred
     policy acquisitions
     costs                                          799,512             642,189            1,726,723          1,590,222
   Operating expenses                             1,039,077           1,006,449            1,825,162          1,906,842
   Interest expense with
     related party                                   22,500              22,500               45,000             45,000
                                                    -------             -------               ------             ------

                                                 $3,190,484          $2,968,811           $6,141,537         $5,926,004
                                                  ----------          ----------           ---------          ---------
Income (loss) before
     income taxes                                   (56,793)           (232,515)              21,592           (342,549)
Income tax expense
     (benefit)                                      (22,345)            (97,355)               7,049           (128,455)
                                                     ------              ------                -----            --------

         Net income (loss)                         $(34,448)          $(135,160)             $14,543          $(214,094)
                                                    =======            ========               ======           ========


Basic net income (loss) per
   share of common stock                               (.02)               (.07)                $.01                (.04)
                                                        ===                 ===                  ===                 ===

Diluted net income (loss) per
   share of common stock                               (.02)               (.07)                $.01                (.04)
                                                        ===                ====                  ===                 ===




            See accompanying notes to condensed financial statements

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                            Statements of Cash Flows

                   For Six Months Ended June 30, 1998 And 1997

                                                                                  1998                   1997
                                                                                  ----                   ----
                                                                               (unaudited)            (unaudited)
                                                                               -----------            -----------
Cash flows provided by (used in) operating activities:
  Net income (including net realized
    gains and losses on investments)                                            $14,542               $(214,094)
Adjustments to reconcile net cash provided by
    (used in) operating activities:
    Depreciation                                                                139,152                 109,424
    Net realized (gains) or
      losses on investments                                                    (414,184)                (48,314)
    Loss on disposal of property,
      plant and equipment                                                         2,956                      99
    Amortization of deferred
      policy acquisition costs                                                1,726,723               1,590,222
    Acquisition costs deferred                                                 (830,085)               (664,247)
    Change in assets and liabilities affecting
      cash provided by operations:
       Accrued investment income                                                (57,978)                (19,019)
       Accounts receivable                                                     (226,258)               (147,984)
       Reinsurance Receivable                                                    23,494                  (7,769)
       Other policy claims and
        future benefits payable                                                 543,572                 589,179
       Policyholders' Account Balances                                        1,147,233               1,183,006
       Funds held under reinsurance                                              59,314                  83,684
       Unearned premiums                                                       (463,820)               (609,420)
       Dividend and endowment accumulations                                       3,288                   8,979
       Payable to affiliated insurance agent                                    (36,998)                (33,411)
       Income tax payable                                                          -                    (70,164)
       Other liabilities                                                        101,219                 159,438
       Income tax receivable                                                     99,790                 (76,595)
                                                                                -------                  -------

  Net cash provided by
    operating activities                                                      1,831,961               1,833,014

                                   (continued)
            See accompanying notes to condensed financial statements

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                            Statements of Cash Flows

                   For Six Months Ended June 30, 1998 And 1997

                                                                                 1998                  1997
                                                                                 ----                  ----
                                                                             (unaudited)           (unaudited)
                                                                             -----------           -----------
Cash flows from investing activities:
  Purchase of investments:
  Purchase of investments available
     for sale (Equity & Fixed Maturity)                                      (6,782,600)          (26,347,052)
  Proceeds from maturity of held to maturity                                  4,042,975             1,000,000
  Proceeds from maturity of  available for
     sale securities                                                            299,281               438,831
  Proceeds from sale of available for sale
     securities (equity and fixed maturity)                                   6,779,007            19,289,181
  Proceeds from sale of held to maturity                                           -                1,472,528
  Net change in short term investments                                             -                4,439,106
  Net change in policy and student loans                                       (141,997)              (41,965)
  Acquisition of property & equipment                                           (45,445)              (12,916)
                                                                                -------               -------

     Net cash provided by investing activities                                4,151,221               237,713
                                                                              ---------               -------

Cash flows from financing activities:
   Receipts from universal life and certain
     annuity policies credited to policyholder
     account balances                                                         1,716,589             1,916,157
   Return of policyholder account balances on
     universal life and certain annuity policies                             (2,333,598)           (2,809,475)
                                                                             ----------            ----------


Net cash used in financing activities                                          (617,009)             (893,318)
                                                                               --------              --------

Increase in cash and
   Cash equivalents                                                           5,366,173             1,177,409

Cash and cash equivalents at
   beginning of period                                                        2,448,994               206,056
                                                                              ---------               -------

Cash and cash equivalents at
   end of period                                                             $7,815,167            $1,383,465
                                                                             ==========            ==========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

               Notes to Condensed Financial Statements (unaudited)

                        For Six Months Ended June 3, 1998


1.     Unaudited Financial Statements:

       The accompanying financial statements have been prepared by management in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by generally accepted accounting principles for complete financial statements. All adjustments and accruals considered necessary for fair presentation of financial information have been included in the opinion of management, and are of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Southern Security Life Insurance Company 1997 Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

2.     Comprehensive Income:

       The company adopted Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. Adoption of this Statement had no impact on the Company's net income or stockholder's equity. Statement 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive income. Prior to adoption, unrealized gains and losses related to available-for-sale securities were reported separately in stockholders' equity.

       Total comprehensive income was $19,743 and $(68,936), for the six months ended June 30, 1998 and 1997, respectively.


 3.    New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133
     establishes accounting and reporting standards for derivative instru-ments, including certain derivative instruments embedded in other contracts,(collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

               Notes to Condensed Financial Statements (unaudited)

                       For Six Months Ended June 30, 1998


  3.  New Accounting Pronouncements

     statement of financial position and measure those instruments at fair value. Statement 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently reviewing Statement 133 to see what impact, if any it will have on the Company.

  4. Subsequent Event

     Consolidare Enterprises, Inc., a Florida corporation ("Consolidare") owns approximately 57.4% of the outstanding shares of common stock of the Company. Security National Financial Corporation, a Utah Corporation ("Security National") has entered into an Acquisition Agreement dated as of April 24, 1998 (the "Agreement") with Consolidare and certain shareholders of Consolidare which provides for the merger of Consolidare and Security National. Security National is a life insurance holding company which is also engaged in mortgage lending and the ownership and operation of cemeteries, mortuaries and office buildings. Security National's Class A common stock is traded on the NASDAQ National Market System under the symbol "SNFCA."


     As consideration for the acquisition of Consolidare, Security National will pay to security holders of Consolidare an aggregate of $11,356,400, together with an amount equal to the current assets of Consolidare as of the closing date, plus additional consideration as provided in the agreement. For purposes of the agreement, current assets of Consolidare are defined as cash and cash equivalents (with interest earned through the closing date) and accrued commissions and interest due to Insuradyne and Consolidare from the Company. In addition to the purchase consideration, Security National is required to cause the company to pay, on the closing date, $1,050,000 to George Pihakis, who is currently President and Chief Executive Officer of the Company, as a lump sum settlement of the executive compensation agreement between the Company and Mr. Pihakis.

     The closing of the Agreement is contingent upon regulator approvals, including the approval of the Florida Department of Insurance, compliance or waiver of compliance under the Hart-Scott-Rodino Antitrust Improvements
     Act of 1976, approval of the Agreement  by  the   affirmative   vote of  a

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

               Notes to Condensed Financial Statements (unaudited)

                       For Six Months Ended June 30, 1998


  4.  Subsequent Event continued

     majority of the Consolidare shareholders with no Consolidare shareholders exercising their rights as dissenting shareholders under Section 607.1320 of the Florida statutes, as well as the satisfactory performance of certain covenants and the accuracy of the parties' respective representations and warranties at closing.



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

                                            Relationships to Total Revenues                       Period to Period
                                                Period Ended June 30,                          (Increase or Decrease)
                                           1998          1997         1996                     98-97            97-96
                                          ------        ------       ------                   -------          ------

   Insurance revenues                       63%          68%            71%                      2%             (11%)
   Net investment income                    37           32             29                      29%              (4%)
   Other income                              -            -              -                       -                -
                                          ----         ----          -----                    ----               --

     Total Revenues                        100%         100%           100%                     10%              (7%)

   Losses, claims and loss
    adjustment expenses                     41%          46%            35%                      7%              14%
   Acquisition costs                        27           28             27                       5%               2%
   Other operating costs and
     expenses                               32           35             26                       1%              26%
                                           ---         -----            --

     Total expenses                        100%         106%            88%                      4%              14%

   Income before income taxes                0%          (6%)           12%                    106%            (148%)
   Provision for income taxes                0            2              5%                    105%            (148%)
                                             -            --            --                     ---              ---

   Net income (loss)                         0%          (4%)            7%                    107%            (148%)
                                             ==           ==             =                     ===              ===


Results of Operations.

     Total reveunues increased by $580,000, or 10% to $6,163,000 for the six months ended June 30, 1998, from $5,583,000 for the six months ended June 30, 1997. Contributing to this increase was a $68,000 increase in net insurance revenues, a $149,000 increase in net investment income and a $363,000 increase in realized gain on investments.

     Net incsurance revenues increased by $68,000, or 2%, to $3,881,000 for the six months ended June 30, 1998, from $3,813,000 for the comparable period in 1997. This increase was primarily due to new policicies placed in force and a decrease in policy terminations (lapses & surrenders) of 14% as compared to the same period in 1997. New policies placed in force in 1997 and 1998 have a lesser face value and are not required to be reinsured. Conservation of in-force policies has a positive effect to maintain premium revenues. These two factors attributed to the increase in net insurance revenues.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations, continued

     Net investment income increased by $149,000, or 9% to $1,868,000 for the six months ended June 30, 1998, from $1,719,000 for the comparable period of 1997. The increase was attributable to the revised investment strategies the Company made in 1997 to increase its earned interest rate.

     Since the restructuring, and with a favorable market in the stock market mutual funds, the Company realized gains on investments of $414,000 for the six months ended June 30, 1998 as compared to $51,000 for the same period of 1997.

     Annuity, death, surrender and other benefits and increase in future policy benefits increased by $161,000, or 7% to $2,545,000 for the six months ended June 30, 1998, from $2,384,000 for the comparable period in 1997. The increase was due primarily to increased ordinary benefits and future policy reserves for new in-force policies.

     Pursuant to GAAP, the initial costs directly associated with selling, underwriting, and processing traditional ordinary insurance products are deferred and amortized over the premium-paying period of the related policies. for interest-sensitive products, these costs are amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges and investment, mortality, and expense margins. These costs increase as the amount of sales and insurance in-force increase. The charge to earnings for amortization of deferred policy acquisitions costs increased by $136,500, or 2% to $1,727,000 for the six months ended June 30, 1998, from $1,590,000 for the comparable period in 1997. The increase in amortization expenses was primarily due to increased amortization from the growth of business in-force and the cost of business acquired.

     The increase in net income for the six months ended June 30, 1998 was $228,000. This increase was attibuted to an increase in total revenues of $580,000 of which $363,000 represents realized gains on investments, $68,000 increase in net insurance revenue, $149,000 increase in net investment income. The revenue increase is offset by an increase of benefits, losses, expenses and taxes of $352,000.

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

Liquidity and Capital Resources, continued


intent and ability to hold until maturity are classified as securities held-to-maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held-to-maturity, are not reflected in the financial statements. Debt and equity securities that are purchased for short-term resale are classified as trading securities. Trading securities are carried at market value, with unrealized holding gains and losses included in earnings. All other debt and equity securities not included in the above two categories are classified as securities available-for- sale. Securities available-for-sale are carried at market value, with unrealized holding gains and losses reported as a separate component of other comprehensive income, net of tax and a valuation allowance against deferred acquisition costs.

     The Company's insurance operations have historically provided adequate positive cash flow enabling the Company to continue to meet operational needs as well as increase its investment-grade securities to provide ample protection for policyholders. Except as otherwise provided herin, management believes that cash flow levels in future periods will be such that the Company will be able to continue its prior growth patterns in writing life insurance policies and meet normal operating expenses.

     The National Association of Insurance Commissioners, in order to enhance the regulation of insurer solvency, issued a model law to implement risk-based capital (RBC) requirements for life insurance companies, which are designed to assess capital adequacy. Pursuant to the model law, insurers having less statutory surplus than required by the RBC calculation will be subject to varying degrees of regulatory action. At June 30, 1998, and December 31, 1997, the Company had statutory surplus well in excess of any RBC action level requirements.

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







                          SOUTHERN SECURITY LIFE INSURANCE COMPANY



                        BY:     /s/ George Pihakis
                                ---------------------
                                George Pihakis
                                President, Chief Executive Officer and Director
 Date:
 August 25, 1998        BY:     /s/ David C. Thompson
                                ---------------------
                                David C. Thompson
                                Executive Vice-President, Secretary, Treasurer,
                                Chief Operating Officer and Director