Form 10-Q
period 1998-09-30
SOUTHERN SECURITY LIFE INSURANCE CO
filed 1998-11-19
CIK 109747

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from               to

For Quarter Ended September 30, 1998  Commission File No.  2-35669

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

                       Florida                 59-1231733
              (State of incorporation)      (I.R.S. tax number)

                     755 Rinehart Road, Lake Mary, FL 32746

Registrant's telephone number, including area code:  (407) 321-7113

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

                                                 Number Outstanding at
                   Title of class                 September 30, 1998
             Class A Common Shares                    1,907,989
                  $1.00 per share

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                     Part I
                              FINANCIAL INFORMATION

                                      INDEX


         ITEM 1

         FINANCIAL STATEMENTS

         Balance sheets -December 31, 1997 and
                September 30, 1998                                          3-4
         Statements of Income and Retained Earnings -
                Nine Months Ended September 30, 1998 and 1997                 5

         Statement of Cash Flows -September 30, 1998
                and 1997                                                    6-7

         Notes to Financial Statements                                     8-10


         ITEM 2

         Management's Discussion and Analysis of the
                Financial Condition of Operations, September 30, 1998     11-16

         Signature Page                                                      17

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                 Balance Sheets

                    September 30, 1998 and December 31, 1997

                                                                       Sept. 30, 1998               December 31,
    Assets                                                               (unaudited)                   1997
Investments:
   Fixed maturities held to maturity
       (fair value, $6,627,107 and
       $10,631,003 at Sept.  30, 1998
       and December 31, 1997 respectively)                                     $6,436,320            $10,501,712
   Securities available for sale,
           at fair value:
       Fixed maturities (cost of
           $31,492,707 at Sept. 30, 1998 and
           $30,880,390 at December 31,
           1997)                                                               32,702,431             31,483,324
       Equity securities (cost, $202,422
           and $800,000 at Sept. 30, 1998 and
           December 31, 1997, respectively)                                       201,677                839,973
   Policy and student loans                                                     8,184,069              7,945,381
   Short-term investments                                                         -                      100,000
                                                                          ----------------               -------

                                                                               47,524,497             50,870,390

Cash and cash equivalents                                                       7,688,933              2,448,994
Accrued investment income                                                         920,250                637,460
Deferred policy acquisition costs                                              14,331,083             15,451,689
Policyholders' account balances on
   deposit with reinsurer                                                       8,533,018              8,667,241
Reinsurance receivable                                                            396,538                359,688
Receivables:
   Agent balances                                                                 727,712                590,368
   Other                                                                          756,904                324,752
   Refundable income taxes                                                           -                   121,680
Property and equipment, net, at cost                                            2,621,365              2,670,203
                                                                               ----------              ---------

                                                                              $83,500,300            $82,142,465
                                                                              ============           ===========


            See accompanying notes to condensed financial statements

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                           Balance Sheets (continued)

                    September 30, 1998 and December 31, 1997

                                                                         Sept. 30, 1998             December 31,
Liabilities and Shareholders' Equity                                       (unaudited)              1997
Liabilities:
  Policy liabilities and accruals                                             $1,771,405             $1,409,031
 Future policy benefits:
       Policyholders'  account balances                                       52,585,141             52,335,511
       Unearned premiums                                                       6,487,498              7,108,662
       Other policy claims and benefits payable                                  654,366                 427,649
  Other Policyholders' funds, dividend
       and endowment accumulations                                                63,189                 59,686
  Funds held under reinsurance treaties
       with reinsurers                                                         1,396,687              1,339,927
  Note payable to related party                                                1,000,000              1,000,000
  Due to affiliated insurance agency                                              33,676                 68,646
  General expenses accrued                                                     1,189,416                897,627
  Unearned investment income                                                     338,723                313,018
  Other liabilities                                                               94,038                100,990
  Deferred income taxes                                                        1,315,755                949,700
                                                                               ---------                -------

                                                                              66,929,894             66,010,447
                                                                              ----------             ----------

Shareholders' equity:
  Common stock, $1 par, authorized
       3,000,000 shares; issued and out-
       standing, 1,907,989 shares                                              1,907,989              1,907,989
  Capital in excess of par                                                     4,011,519              4,011,519
  Accumulated other comprehensive income                                         537,894                266,340
  Retained earnings                                                           10,113,004              9,946,170
                                                                              ----------              ---------
                                                                              16,570,406             16,132,018
Commitments and contingencies                                                   -                      -
                                                                              ----------              ---------

                                                                             $83,500,300            $82,142,465
                                                                             ===========            ===========

            See accompanying notes to condensed financial statements

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                        Statements of Income (unaudited)

                For The Nine Months Ended Sept. 30, 1998 and 1997

                                                             THREE MONTHS                            NINE MONTHS
                                                           ENDED SEPT. 30,                         ENDED SEPT.  30,
                                            1998                            1997      1998                        1997
                                            ------------------------------------      --------------------------------
Revenues:
   Premium and policy
     charges                                     $2,350,125           2,610,318           $6,617,356         $7,209,168
   Less reinsurance ceded                          (423,777)           (387,678)            (810,050)        (1,173,315)
                                                   ---------           --------             --------         ----------
   Net insurance revenue                          1,926,348           2,222,640            5,807,306          6,035,853
   Net investment income                            914,719             946,362            2,782,706          2,665,363
    Realized gain (losses)
     on investments                                 -                   378,906              414,184            430,147
                                                   --------            --------             --------         ----------
                                                 $2,841,067          $3,547,908           $9,004,196         $9,131,363
Benefits, losses & expenses:
   Annuity, death, surrender
     and other benefits                           1,015,375           1,038,678            3,333,074          3,392,010
   Increase in future policy
     benefits                                       131,975              46,730              358,928             77,338
   Amortization of deferred
     policy acquisitions
     costs                                          650,294           1,430,092            2,377,017          3,020,314
   Operating expenses                               775,581             925,031            2,600,743          2,831,873
   Interest expense with
     related party                                   22,500              22,500               67,500             67,500
                                                     -------             -------              ------             ------

                                                 $2,595,725          $3,463,031           $8,737,262          $9,389,035
                                                  ----------          ----------           ---------           ---------
Income (loss) before
     income taxes                                   245,342             84, 877              266,934            (257,672)
Income tax expense
     (benefit)                                       93,051            (141,110)             100,100            (269,565)
                                                     ------             -------              -------            --------

         Net income (loss)                         $152,291            $225,987             $166,834             $11,893
                                                    =======             =======              ========             ======


Basic net income (loss) per
   share of common stock                               $.08                $.12                 $.08                 $.01
                                                        ===                 ===                  ===                   ==

Diluted net income (loss) per
   share of common stock                               $.08                $.12                 $.08                 $.01
                                                        ===                 ===                  ===                  ===



            See accompanying notes to condensed financial statements

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                            Statements of Cash Flows

                  For Nine Months Ended Sept. 30, 1998 And 1997

                                                                               1998                    1997
                                                                             (unaudited)               (audited)
Cash flows provided by (used in) operating activities:
  Net income (including net realized
    gains and losses on investments)                                           $166,834               $(214,094)
Adjustments to reconcile net cash provided by
    (used in) operating activities:
    Depreciation                                                                217,649                 109,424
    Net realized (gains) or
      losses on investments                                                    (414,184)                (48,314)
    Loss on disposal of property,
      plant and equipment                                                         2,956                      99
    Deferred income taxes                                                        71,537                       -
    Amortization of deferred
      policy acquisition costs                                                2,377,017               1,590,222
    Acquisition costs deferred                                               (1,256,411)               (664,247)
    Change in assets and liabilities affecting
      cash provided by operations:
       Accrued investment income                                               (282,790)                (19,019)
       Accounts receivable                                                     (569,496)               (147,984)
       Reinsurance Receivable                                                   (36,850)                 (7,769)
       Other policy claims and
        future benefits payable                                                 589,091                 589,179
       Policyholders' account balances                                        1,793,647               1,183,006
       Funds held under reinsurance treaties                                     56,760                  83,684
       Unearned premiums                                                       (621,164)               (609,420)
       Dividend and endowment accumulations                                       3,503                   8,979
       Payable to affiliated insurance agent                                    (34,970)                (33,411)
       Income tax payable                                                          -                    (70,164)
       Other liabilities                                                        310,542                 159,438
       Income tax receivable                                                    121,680                 (76,595)
                                                                                -------                  -------

  Net cash provided by
    operating activities                                                      2,495,351               1,833,014

                                   (continued)

            See accompanying notes to condensed financial statements

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                            Statements of Cash Flows

                  For Nine Months Ended Sept. 30, 1998 And 1997

                                                                               1998                  1997
                                                                             (unaudited)             (audited)
Cash flows from investing activities:
  Purchase of investments:
  Purchase of investments available
     for sale (Equity & Fixed Maturity)                                      (6,782,600)          (26,347,052)
  Proceeds from maturity of held to maturity                                  4,066,507             1,000,000
  Proceeds from maturity of  available for
     sale securities                                                            299,281               438,831
  Proceeds from sale of available for sale
     securities (equity and fixed maturity)                                   6,779,007            19,289,181
  Proceeds from sale of held to maturity                                         -                  1,472,528
  Net change in short term investments                                          100,000             4,439,106
  Net change in policy and student loans                                       (238,688)              (41,965)
  Acquisition of property & equipment                                           (69,125)              (12,916)
                                                                                -------               -------

     Net cash provided by investing activities                                4,154,382               237,713
                                                                              ---------               -------

Cash flows from financing activities:
   Receipts from universal life and certain
     annuity policies credited to policyholder
     account balances                                                         2,070,140             1,916,157
   Return of policyholder account balances on
     universal life and certain annuity policies                             (3,479,934)           (2,809,475)
                                                                             ----------            ----------


Net cash used in financing activities                                        (1,409,794)             (893,318)
                                                                             ----------              --------

Increase in cash and cash equivalents                                         5,239,939             1,177,409

Cash and cash equivalents at
   beginning of period                                                        2,448,994               206,056
                                                                              ---------               -------

Cash and cash equivalents at
   end of period                                                             $7,688,933            $1,383,465
                                                                             ==========            ==========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

               Notes to Condensed Financial Statements (unaudited)

                    For Nine Months Ended September 30, 1998


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

       Total comprehensive income was $438,388 and $81,840, for the nine months ended September 30, 1998 and 1997, respectively.

  3.   New Accounting Pronouncements

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

               Notes to Condensed Financial Statements (unaudited)

                    For Nine Months Ended September 30, 1998


  3. New Accounting Pronouncements, continued

     statement of financial position and measure those instruments at fair value. Statement 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently reviewing Statement 133 to see what impact, if any it will have on the Company.

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

     The closing of the Agreement is contingent upon regulator approvals, including the approval of the Florida Department of Insurance, compliance or waiver of compliance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, approval of the Agreement by the affirmative vote of a majority of the Consolidare shareholders with

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

               Notes to Condensed Financial Statements (unaudited)

                    For Nine Months Ended September 30, 1998


  4. Subsequent Event continued

     no Consolidare shareholders exercising their rights as dissenting shareholders under Section 607.1320 of the Florida statutes, as well as the satisfactory performance of certain covenants and the accuracy of the parties' respective representations and warranties at closing.



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

         In recent years, the Company has primarily issued one type of insurance product, universal life. Universal life provides insurance coverage with flexible premiums, within limits, which allow policyholders to accumulate cash values. These accumulated cash values are credited with tax-deferred interest, as adjusted by the Company on a periodic basis. Deducted from these cash accumulations are administrative charges and mortality costs. Should a policy surrender in its early years, the Company assesses a surrender fee against these same cash accumulations, based on issue age of the insured, smoker verses non-smoker status, sex of the insured and the duration of the policy at the time of surrender.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overview, continued

         Annuity products, of which the Company currently has a minor amount, are recorded in similar fashion as universal life products. Considerations received by the Company are credited to the annuity account balances which are shown as a liability on the balance sheet. Interest is credited to these accounts as well and shown as an expense of the Company. Income is derived primarily from surrender charges on this type of product.

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

                                            Relationships to Total Revenues                       Period to Period
                                             Period Ended September 30,                        (Increase or Decrease)
                                           1998          1997         1996                     98-97            97-96
                                          ------        ------       ------                   -------          ------

   Insurance revenues                        64%          66%            72%                    (4%)              (6%)
   Net investment income                     36           34             28                      4%                6%
   Other income                               -            -              -                      -                 -
                                           ----         ----          -----                    ----              ----

     Total Revenues                         100%         100%           100%                    (1%)              (2%)

   Losses, claims and loss
    adjustment expenses                      41%          38%            32%                     6%               20%
   Acquisition costs                         26           33             28                    (21%)              23%
   Other operating costs and
     expenses                                30           32             26                     (8%)              25%
                                           ----         -----          ----                    ----              ----

     Total expenses                          97%         103%            86%                    (7%)              22%

   Income before income taxes                 3%         (3%)            14%                    204%            (120%)
   Provision for income taxes                 1%          3%              5%                    137%            (155%)
                                              -           -                -                    ---              ---

   Net income (loss)                          2%           0%             9%                   1303%             (98%)
                                             ==           ==              =                    ====               ==


Results of Operations.

         Total revenues decreased by $127,167, or 1.4% to $9,004,196 for the nine months ended September 30, 1998, from $9,131,363 for the nine months ended September 30, 1997. Contributing to this decrease was a $228,000 decrease in net insurance revenues, and a $16,000 decrease in realized gain on investments. The decrease was offset by a $117,000 increase in net investment income.

         Net insurance revenues decreased by $228,000, or 3.9%, to $5,807,000 for the nine months ended September 30, 1998, from $6,035,000 for the comparable period in 1997. This decrease was primarily due to new policies placed in force are at lower premium rate than the policies being replaced due to lapses and surrenders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations continued

         Net investment income increased by $118,000, or 4% to $2,783,000 for the nine months ended September 30, 1998, from $2,665,000 for the comparable period of 1997. The increase was attributable to the revised investment strategies the Company made in 1997 to increase its earned interest rate.

         The Company's decision to reduce its mutual fund holdings in early 1998, resulted in lower realized gains on investments of $414,000 for the nine months ended September 30, 1998 as compared to $430,000 or a decrease of $16,000 or 4% for the same period of 1997.

         Annuity, death, surrender and other benefits and increase in future policy benefits increased by $223,000, or 6% to $3,692,000 for the nine months ended September 30, 1998, from $3,469,000 for the comparable period in 1997. The increase was due primarily to increased ordinary benefits and future policy reserves for new in-force policies.

         Operating expenses decreased by $231,000 or 8% to $2,601,000 for the nine months ended September 30, 1998 from $2,832,000 for the same period of 1997. The decrease was due primarily to recovery of expenses from a lawsuit settlement.

         Pursuant to GAAP, the initial costs directly associated with selling, underwriting, and processing traditional ordinary insurance products are deferred and amortized over the premium-paying period of the related policies. For interest-sensitive products, these costs are amortized over the life of the policies in relation to the present value of estimated gross profits from surrender charges and investment, mortality, and expense margins. These costs increase as the amount of sales and insurance in-force increase. The charge to earnings for amortization of deferred policy acquisitions costs decreased by $643,000, or 21 % to $2,377,000 for the nine months ended September 30, 1998, from $3,020,000 for the comparable period in 1997. The decrease in amortization expenses was primarily due to a significant improvement in death claims as well as the interest spread between the amounts credited to policyholders and the amounts the Company has earned on its investment portfolio.

         The increase in net income for the nine months ended September 30, 1998 was $155,000. This increase was attributed to a net reduction in benefits, losses, expenses and taxes of $282,000. This reduction is offset by a net decrease in revenues of $127,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operation.

Liquidity and Capital Resources

         Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities" requires investments in all debt securities and those equity securities with readily determinable market values be classified into one of three categories: held-to-maturity, trading or available-for-sale. Classification of investments is based upon management's current intent. Debt securities, which management has a positive intent and ability to hold until maturity, are classified as securities held-to-maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held-to- maturity, are not reflected in the financial statements. Debt and equity securities that are purchased for short-term resale are classified as trading securities. Trading securities are carried at market value, with unrealized holding gains and losses included in earnings. All other debt and equity securities not included in the above two categories are classified as securities available-for-sale. Securities available-for-sale are carried at market value, with unrealized holding gains and losses reported as a separate component of other comprehensive income, net of tax and a valuation allowance against deferred acquisition costs.

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

         The National Association of Insurance Commissioners, in order to enhance the regulation of insurer solvency, issued a model law to implement risk-based capital (RBC) requirements for life insurance companies, which are designed to assess capital adequacy. Pursuant to the model law, insurers having less statutory surplus than required by the RBC calculation will be subject to varying degrees of regulatory action. At September 30, 1998, and December 31, 1997 the Company had statutory surplus well in excess of any RBC action level requirements.

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

Liquidity and Capital Resources continued

not be solved before December 31, 1999. It is estimated to cost approximately $200,000, which would not have a material impact on the Company.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.




                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                    BY:  /s/ George Pihakis
                         George Pihakis
                         President, Chief Executive Officer and Director
Date:
November 18, 1998   BY:  /s/ David C. Thompson
                         ---------------------
                         David C. Thompson
                         Executive Vice-President, Secretary, Treasurer, Chief
                         Operating Officer and Director