Form 10-K
period 1998-12-31
SOUTHERN SECURITY LIFE INSURANCE CO
filed 1999-04-06
CIK 109747

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K
                                   (Conformed)
(Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1998 or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File No. 2-35669

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

              Florida                        59-1231733
       (State or other jurisdiction   (I.R.S. Employer Identification No.)
    of incorporation or organization)

                   755 Rinehart Road, Lake Mary, Florida 32746
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:(407) 321-7113

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days. X Yes   No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K.    X

          The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 31, 1999 was approximately $3,047,000.

          As of March 31, 1999, registrant had issued and outstanding 1,907,989 shares of common stock.

                                     PART I
Item 1.  Business.

         Southern Security Life Insurance Company ("the Company") is a legal reserve life insurance company authorized to transact business in the states of Alabama, Florida, Georgia, Hawaii, Indiana, Illinois, Kentucky, Louisiana, Michigan, Missouri, Oklahoma, South Carolina, Tennessee and Texas. It was incorporated under Florida law in 1966 and was licensed and commenced business in 1969. The Company obtained authorization in the states of Indiana and Oklahoma in 1996 and will continue the process of seeking authorization, directly or through acquisition, to transact business in additional states during 1999. During 1998 approximately 44% of the premium income of the Company was from business in force in its state of domicile. The Company's only industry segment is the ordinary life, accident and health and annuity business.

         Effective December 17, 1998,  Security National  Financial  Corporation
(SNFC), an SEC registrant, acquired 100 percent of the assets of Consolidare Enterprises, Inc. which owned 57.4 percent of the outstanding shares of the Company. During March 1999 SNFC changed Consolidare's name to SSLIC Holding Company, Inc.

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

         The Company introduced its first universal life product in 1986 and currently has two principal universal life products in force. These universal life products offer flexibility to the client as well as tax advantages, both currently and upon the death of the insured. These products allow the Company to better compete in the current market environment. In excess of 23% and 43% of the life policies written by the Company in 1998 and 1997 respectively, were universal life products.

         During 1996, the Company introduced a new series of products designed for the seniors market. This new series targets the needs of senior citizens especially as they plan for their final expenses. These new policies are traditional endowment type policies. Because they are written to a senior market they are designed to accommodate adverse health conditions. Because of the size of the policies they are usually issued with only limited underwriting. The coverage size of the policy is roughly
equivalent  to  the  insured's   anticipated  funeral  costs.  This  new  series
represented 77% of the life policies written in 1998. New field sales representatives are being actively recruited to market the product.

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

         The following table provides information (on a statutory basis) concerning the amount and percentage of premium income resulting from the principal lines of insurance written by the Company during the periods indicated:


                                  1998                            1997                               1996
                                  ====                            ====                               ====

                                      Per-                             Per-                               Per-
                       Amount         centage          Amount          centage            Amount          centage
Life
Insurance-
Ordinary
(1)(2)              $7,602,811         91%           $8,386,972         94%             $9,225,755           92%

Individual
Annuities
(1)                     90,289          1%               70,809          1%                307,618            3%

Life
Insurance-
Group
(SGLI)                 460,029          6%              476,455          5%                529,554            5%

Other -
Accident &
Health                 158,882          2%               11,323          0%                  1,274            0%
                    ----------        ----           ----------        ----            -----------          ----

                    $8,312,011        100%           $8,945,559        100%            $10,064,201          100%
                    ==========        ====           ==========        ====            ===========          ====



(1) A portion of each of the deposit term policies previously sold by the Company represents ordinary life insurance and the balance represents an individual annuity.

(2) The 1998, 1997, and 1996 premium income for life insurance-ordinary are net of reductions of $1,329,814, $1,517,988, and $1,773,148, respectively, in ceded premium paid to all reinsurers, including Mega Life.

          The  following  table  gives  information  on  a  generally   accepted
accounting principles basis concerning operating ratios of the Company for the periods indicated:

                                                         1998                     1997                     1996
                                                         -----                    ----                     ----

Total Net Insurance
 Revenues                                          $7,228,227               $7,643,650               $7,915,027

Benefit Costs Paid or
 Provided:
  Amount                                           $4,346,820               $4,431,474               $3,813,301
  Ratio to Net Insurance
   Revenue                                              60.1%                    58.0%                    48.2%

Amortization of Deferred Policy
 Acquisition Expenses:
  Amount                                           $3,484,689               $3,542,617               $3,364,738
  Ratio to Net Insurance
   Revenue                                              48.2%                    46.3%                    42.5%

General Insurance Expenses:
  Amount                                           $4,044,686               $3,382,255               $3,246,552
  Ratio to Net Insurance
   Revenue                                              55.9%                    44.3%                      41%

Income (Loss) Before Income
 Taxes:
  Amount                                            $(625,640)                $249,410               $1,588,505
  Ratio to Net Insurance
   Revenue                                              (8.7%)                    3.3%                    20.1%
  Ratio to Total Revenue and
   Investment Income                                    (5.5%)                    2.1%                    13.1%
  Ratio to Equity                                       (4.0%)                    1.5%                    10.1%


         The following table provides information about the Company concerning changes in life insurance in force during the periods indicated (exclusive of accidental death benefits):

                                                            1998                  1997                     1996
                                                            ----                  ----                     ----
                                                                    (In thousands except lapse ratios)
Total life insurance in force at beginning of period:
  Ordinary Whole Life &
   Endowment-Participating                                  $381                  $441                     $584
  Ordinary Whole Life &
   Endowment-Non-Participating                         1,019,179             1,157,624                1,289,250
  Term                                                     6,478                 7,884                    8,371
  Reinsurance Assumed                                    532,772               537,701                  507,552
                                                         -------               -------                  -------

  Total                                               $1,558,810            $1,703,650               $1,805,757

Additions (including re-insurance assumed):
  Ordinary Whole Life &
   Endowment-Participating                               $   -                $    -                   $    -
  Ordinary Whole Life &
   Endowment-Non-Participating                            68,935                82,390                  122,578
  Term                                                       -                     -                        -
  Reinsurance Assumed                                     21,617                19,021                   64,071
                                                         -------               -------                  -------

  Total                                                  $90,552              $101,411                 $186,649

Terminations:
  Death                                                   $1,605                $2,010                   $1,756
  Lapse and Expiry                                        48,034                57,435                   73,919
  Surrender                                              132,184               186,654                  212,801
  Other                                                       10                   152                      280
                                                         -------               -------                    -----
  Total                                                 $181,833              $246,251                 $288,756

Life Insurance in force at end of period:
  Ordinary Whole Life &
   Endowment-Participating                                  $532                  $381                     $441
  Ordinary Whole Life &
   Endowment-Non-Participating                           913,683             1,019,179                1,157,624
  Term                                                     4,799                 6,478                    7,884
  Reinsurance Assumed                                    548,515               532,772                  537,701
                                                         -------               -------                  -------

  Total                                               $1,467,529            $1,558,810               $1,703,650
                                                       ---------            ----------               ----------
Reinsurance Ceded                                       (297,913)             (337,901)                (386,084)
                                                        --------              --------                 --------
Total after Reinsurance Ceded                         $1,169,616            $1,220,909               $1,317,566
                                                       =========            ==========               ==========

Lapse Ratio (Reflecting termina-
tion by surrender and lapse;
ordinary life insurance only):                              17.4%                 20.0%                    20.5%

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

                   Average                       Gross                     Net
Fiscal            Investment                   Investment               Investment                Net
Year              Assets (1)                    Income(2)               Income (3)              Yield (4)
-----             ----------                   ----------               ----------              ---------

1998              $52,227,057                  $3,599,547               $3,587,147                6.87%

1997              $51,094,803                  $3,565,206               $3,545,311                6.94%

1996              $50,752,712                  $3,508,161               $3,318,627                6.54%


(1) Computed by summing the beginning and ending investment balances and dividing by 2.

(2)      Excludes investment gains and losses.

(3)      Net of investment expense and before income taxes.

(4) Computed on an annualized basis. Represents ratio of net investment income to average invested assets.

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

         The Company presently sells its policies on a general agency basis through a field force consisting of approximately 676 agents. All such agents are licensed as agents of, and sell for, the Company and are independent contractors who are paid exclusively on a commission basis for sales of the Company's policies. Some of the Company's agents are part-time insurance agents. Most of the Company's agents are associated with Insuradyne Corporation, a wholly-owned subsidiary of the Company's parent, SSLIC Holding Company, formerly Consolidare Enterprises, Inc. See "Certain Relationships and Related Transactions" in item 13, Part III of this Report.

         The Company presently employs 32 persons, none of whom are covered under any collective bargaining agreements. The Company feels it has good relations with its employees.

         Section 624.408 of the Florida Statutes requires a stock life insurance company to maintain minimum surplus on a statutory basis at the greater of $1,500,000 or four percent (4%) of total liabilities. The Company's required statutory minimum surplus calculated in accordance with this section is approximately $1,930,000. If the capital and surplus of the Company computed on such basis should fall below that amount, then the Company's license to transact insurance business in the State of Florida, the Company's most significant market, could be revoked unless the deficiency is promptly corrected. As of December 31, 1998 the Company had statutory capital and surplus of $8,627,251, well in excess of the required minimum.

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

         Based on calculations using the NAIC formula as of December 31, 1998, the Company was well in excess of all four of the control levels listed.

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

         The Company does not assume any reinsurance at the present time other than its minor participation in Servicemembers' Group Life Insurance and other small blocks of business.

         For reporting to state regulatory authorities the Company is required to establish policy benefit and other reserves which are calculated in accordance with statutory requirements and standards of actuarial practice and established at amounts which, with additions from premiums to be received and assumed interest on policy reserves compounded annually, are believed to be sufficient to meet policy obligations as they mature. Life reserves for the Company are based upon the Commissioner's 1958 and 1980 Standard

Ordinary Table of Mortality, with interest on policies computed at 3, 3-1/2, 4 or 4-1/2%. Annuity reserves are based on the 1937 Standard Annuity Table, with interest on policies computed at 3-1/2 or 4%. Reserves on the annuity portion of the Company's deposit term policies are computed on the accumulation method. Reserves for universal life policies, which comprise most of the Company's insurance in force, have been valued by the California Method which was approved by the Florida Department of Insurance. Reserves under this method are the linear average of the policy account value and the policy cash surrender value (account value less the surrender charge).

         In 1994, the Florida Department of Insurance issued a new regulation that required all companies who are not already using the CRVM method to phase into that method over a period of five years. As required, the Company has filed with the Department its plan to comply with the new regulation and implemented the plan beginning January 1, 1995. This has resolved then pending discussions with the Florida Insurance Department on the Company's reserving methods. The CRVM reserving method applies only to the Company's statutory financial statements. The 1998, 1997 and 1996 (decrease)/increase in the statutory reserve due to the implementation of this regulation was approximately $(66,820), $52,400 and $158,000 respectively.

         In preparing financial statements in accordance with generally accepted accounting principles, the cost of insurance, expense charges and surrender charges on universal life products are recognized as revenue. For "Annuity Contracts" with flexible terms, amounts received from policyholders are not recognized as revenue but are recorded as deposits in a manner similar to interest-bearing instruments. Accumulations on these universal life and annuity contracts are held as "Policyholders' Account Balances." For all other policies (primarily whole-life) premiums are recorded as revenue and reserves are calculated using the net level premium method. Accumulation values for these types of policies are held as benefit reserves. See "Future Policy Benefits" in
Note 1 of the Notes to Financial Statements included in this report.

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


Item 2.  Properties.

         The Company's corporate headquarters is located in a two story office building in Lake Mary, Florida, which is owned by the Company. The Company occupies the entire second floor of the building. The remaining rentable space is fully leased as of December 31, 1998.


Item 3.  Legal Proceedings.

         The Company has been named as a party in connection with two actions pending in the Circuit Court of Loundes County, Alabama by Willie May Oliver and Eugene Oliver, Jr. in the first action and Eva Mae Howard in the second action. The complaints filed in these actions against the Company and certain insurance agents assert claims for fraud, misrepresentation, and negligent hiring, training and supervision by the Company and seek compensatory and punitive damages, interest and costs. The Company believes that there is no basis to the claims in the complaints and intends to vigorously defend against these actions.

         The Company is also a party in an action being filed against PFL Life Insurance Company, AEGON USA and William Thomas in the Circuit Court for the Second Judicial Circuit in Leon County, Florida. This action has been settled with respect to PFL Life Insurance Company, and AEGON USA, and the Company has dismissed the action with respect to William Thomas. The court entered an order in this action finding that the Company and others participated in a violation of the discovery rules and imposing a fine. The court reserved judgment on the amount of the fine until after a verdict.

         The court held a hearing on February 23, 1999 to determine the amount of the fine, if any, which would be awarded. The attorneys for William Thomas have requested that the court impose a fine of $150,000 on the Company and $50,000 on Ross M. Godmen, the attorney who was representing the Company at the time of the alleged discovery violations. The court has taken the matter under advisement and has promised a prompt decision. The Company believes that there is no basis for the court to impose a fine against the Company in the amount requested by the attorneys for Mr. Thomas and has strongly opposed the imposition of this fine.

         The Company is not a party to any other legal proceedings outside the ordinary course the Company's business or to any other legal proceedings which, if adversely determined, would have a material adverse effect on the Company or its business.


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

                                  QUARTER ENDED
----------------------------------------------------------------------------
                           1998                         1997
----------------------------------------------------------------------------

          Mar.31  Jun.30  Sep.30  Dec.31    Mar.31  Jun.30  Sep.30  Dec.31

Common
Shares:
  High    7 1/4   7 5/8   4 1/8   4 1/4     7 3/4   9 1/4   8 1/4   8
  Low     6 7/8   6 5/8   3 1/2   3 3/4     7 1/8   7 3/8   7 3/4   6 1/2

         (b) Approximate Number of Holders of Common Stock. There were 1,377 holders of record of the Company's Common Stock at December 31, 1998.

         (c) Dividends. The Company has paid no cash dividends to stockholders during the past two years, and it is not anticipated that any cash dividends will be paid at any time in the foreseeable future. The payment of dividends by the Company is subject to the regulation of the State of Florida Department of Insurance. Under such regulation an insurance company may pay dividends, without prior approval of the State of Florida Department of Insurance, equal to or less than the greater of (a) 10% of its accumulated capital gains (losses) and accumulated operating income (losses) (i.e. unassigned surplus) or (b) certain net operating profits (losses) and realized capital gains (losses) of the Company, as defined in the applicable insurance statutes. In no case can such dividends be paid if the Company will have less than 115% of the minimum required statutory surplus as to policyholders after the dividend is paid. The maximum amount which the Company could pay as a dividend during 1999 pursuant to such regulation is approximately $114,000.

Item 6.  Selected Financial Data.

         The following table presents selected financial data (on a GAAP basis) concerning the Company and its financial results during the periods indicated.



                                                          YEARS ENDED DECEMBER 31,

                                     1998                    1997                   1996                  1995                1994
                                  ----------               ---------            -----------           -----------           --------
Revenues:
Life insurance
    premiums and
    policy charges               $7,228,227              $7,643,650             $7,915,027             $8,158,938         $9,299,789
Net investment
    income                        3,587,147               3,545,311              3,318,627              2,998,875          2,750,771
Realized Gain
    (Loss)on
    investments                     525,181                 506,795                869,502                 60,237             60,732
                                    -------                 -------                 ------                 ------             ------

Total Revenue                    11,340,555              11,695,756             12,103,156             11,218,050         12,111,292

Benefits, Losses
    & Expenses:
 Insurance
    living
    benefits                      2,483,197               2,459,638              2,420,021              2,636,851          2,815,194
 Insurance death
    benefits                      1,529,294               1,847,375              1,398,541              1,424,245          1,300,063
 Increase (decrease)
    in policy
    reserves                        334,329                 124,461                (5,201)               (12,971)           (67,036)
 Amortization of
    deferred policy
    acquisition
    costs                         3,484,689               3,542,617              3,364,738              3,069,742          3,242,706
 Commissions and
    general
    expenses                      4,044,686               3,382,255              3,246,552              2,735,280          3,186,386
 Interest expense
    with related
    party                            90,000                  90,000                 90,000                 90,000             90,000
                                     ------                  ------                 ------                 ------             ------

Total expenses                   11,966,195              11,446,346             10,514,651              9,943,147         10,567,313
                                 ----------              ----------             ----------              ---------         ----------
Income (loss)
    before income
    taxes                          (625,640)                249,410              1,588,505              1,274,903          1,543,979
                                    -------                 -------              ---------              ---------          ---------
Income tax expense
    (benefit)                      (241 907)                 54,200                196,000                160,000            530,000
                                    -------                  ------                -------                -------            -------


NET INCOME (LOSS)                 $(383,733)               $195,210             $1,392,505             $1,114,903         $1,013,979
                                  ==========               ========             ==========             ==========         ==========

Weighted average
  number of
  shares
  outstanding                     1,907,989               1,907,989              1,907,989              1,907,989          1,907,989
                                  ---------               ---------              ---------              ---------          ---------

Basic income (loss)
    per common share                  $(.20)                   $.10                   $.73                   $.58               $.53
                                      -----                    ----                   ----                   ----               ----

Diluted income (loss)
    per common share                  $(.20)                   $.10                   $.73                   $.58               $.53
                                      -----                    ----                   ----                   ----               ----

Shareholders'
  Equity                        $15,912,106             $16,132,018            $15,661,588            $14,826,610        $12,644,525
                                ===========             ===========            ===========            ===========        ===========

Shareholders'
  equity per
  common
  share                               $8.34                   $8.45                  $8.20                  $7.77              $6.63
                                      =====                   =====                  =====                  =====              =====



                                     1998                  1997                   1996                    1995                1994
                                  ----------          --------------         --------------          -------------          --------

Assets                           $81,205,193             $82,142,465            $81,809,360            $81,872,350       $77,185,070
                                 -----------             -----------            -----------            -----------       -----------

Life Insurance:
  Insurance in
  force                       $1,467,529,000          $1,558,810,000         $1,703,650,000         $1,805,756,000    $2,000,656,000
                              --------------          --------------         --------------         --------------    --------------

Individual
  insurance
  issued during
  current
  year                           $68,935,000             $82,390,000           $121,646,000           $124,222,000      $184,364,000
                                 -----------             -----------           ------------           ------------      ------------

Long term
  obligation                      $1,000,000              $1,000,000             $1,000,000             $1,000,000        $1,000,000
                                  ----------              ----------             ----------             ----------        ----------

Dividends
  declared per
  common share                         $0.00                   $0.00                  $0.00                  $0.00             $0.00
                                       -----                   -----                  -----                  -----             -----

Item 7. Management's discussion and analysis of financial condition and results of operation.

Overview.

         This analysis of the results of operations and financial condition of Southern Security Life should be read in conjunction with the Selected Financial Data and Financial Statements and Notes to the Financial Statements included in this report.

         In recent years the Company has primarily issued two types of insurance products, universal life and final expense products. Universal life provides insurance coverage with flexible premiums, within limits, which allow policyholders to accumulate cash values. The accumulated cash values are credited with tax-deferred interest, as adjusted by the Company on a periodic basis. Deducted from the cash accumulations are administrative charges and mortality costs. Should a policy surrender in its early years, the Company assesses a surrender fee against the cash value accumulations based on a graded formula. Final expense products are traditional endowment type insurance policies written for the senior market. Because they are written to a senior market they are designed to accommodate adverse health conditions. Because of the size of the policies they are usually issued with only limited underwriting. The coverage size of the policy is roughly equivalent to the insured's anticipated funeral costs.

         Pursuant to the accounting methods prescribed by Statement of Financial Accounting Standards No. 97 (SFAS 97), premiums received from policyholders on universal life products are credited to policyholder account balances and treated as a liability rather than income. Revenues on such products result from the mortality and administrative fees charged to policyholder balances in addition to surrender charges assessed at the time of surrender as explained above. Such costs of insurance, expense charges, and surrender charges are recognized as revenue is earned. In addition, the Company has adopted policy designs with the characteristic of having higher expense charges during the first policy year than in renewal years. Under SFAS 97, the excess of these charges are reported as unearned revenue. The unearned revenue is then amortized into income over the life of the policy using the same assumptions and factors used to amortize capitalized acquisition costs. Interest credited to policyholder balances is shown as a part of benefit expenses. Premiums received from final expense products are treated as revenue when received.

         In accordance with generally accepted accounting principles, certain costs directly associated with the issuance of new policies are deferred and amortized over the lives of the policies. These costs are defined as deferred policy acquisition costs and are shown in the asset section of the balance sheet of the Company.

Capitalized acquisition costs for universal life and annuity policies are amortized over the life of the business at a constant rate, based on the present value of the estimated gross profits expected to be realized over the life of the business. SFAS 97 requires that estimates of expected gross profits used as a basis for amortization be evaluated on a regular basis, and the total amortization to date be adjusted as a charge or credit to earnings if actual experience or other evidence suggests that earlier estimates be revised. Thus, variations in the amortization of the deferred policy acquisition costs, from one period to the next, are a normal aspect of the universal life insurance business and are generally attributed to the recognition of current and emerging experience in accordance with the principles of SFAS 97.

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

                                                  Relationships to
                                                   Total Revenues                             Period to Period
                                              Years Ended December 31,                     (Increase or Decrease)
                                       1998          1997         1996                     98-97            97-96
                                      ------        ------       ------                   -------          ------

Insurance Revenues                       64%           65%          65%                      (5%)             (3%)
Net Investment Income                    32            30           27                        2%               7%
Realized Investment
   Gains                                  4             5            8
                                        ----          ----         ---

   Total Revenues                       100%          100%         100%                      (3%)             (3%)

Benefits and claims                      38%           38%          31%                       2%              16%
Amortization of
   Acquisition costs                     31            30           28                        2%               5%

Other operating
   costs and
   expenses                              36            30           27                       19%               4%
                                        ----          ----         ----

   Total Expenses                       106%           98%          86%                       5%               9%

Income (loss) before
   income taxes                         (6%)            2%          14%                    (351%)            (84%)
Provision for income
   taxes                                (2)             0            2                     (546%)            (72%)
                                        ----           ---         ----

Net Income (Loss)                       (4%)            2%          12%                    (297%)            (86%)
                                        ====           ===         ====



Results of Operations.

         New business written was $69 million, $82 million and $122 million in face value for 1998, 1997 and 1996, respectively. The Company's new market is known as the final expense market. This product is a traditional endowment policy designed to help offset the financial burdens associated with the death of a family member and targets the needs of senior citizens. The product represented 77% of the life policies written in 1998. Recruiting new field sales representatives is directed at this new plan. Policies issued in this market are of a lesser face value than those of the Universal Life market. That being the case, the face amount of insurance appears to have declined; however, the actual number of policies issued increased. The Company issued approximately 2,700 new policies in 1997 and approximately 3,100 new policies in 1998.

          Net insurance revenue was $7.2 million in 1998, $7.6 million in 1997, and $7.9 million in 1996. While policy production was up for 1998 and 1997, premium and policy charges were down due to the type and size of plans written in the respective years.

         Several factors have combined to create the decline in net insurance revenue in 1998 as compared to 1997 and 1996. Continued lapsation in the universal life book of business has resulted in reduced revenues in administrative and mortality fees. New production has not increased as significantly as would be needed to offset policy lapses and the new product currently being marketed has lower premiums due to the size of policies currently issued as compared to the universal life product. Surrender fee income in 1998 decreased by approximately $300,000 compared to 1997 due to the decrease in surrender charges applicable to the Company's older universal life products.

         The balance of the decline in 1998, 1997 and 1996 premium and policy charges is related to the unlocking, for current and future experience, of unearned revenue. Unearned revenue essentially represents the excess first year charges in the policy. With the advice and assistance of consulting actuaries, each year the Company reviews its current experience for mortality, credited interest spreads, lapses, surrender fees and adjusts its amortization of deferred acquisition costs and unearned revenue to the appropriate levels for both the current experience and anticipated future experience. This is an ongoing refinement process.

         Increased investment in debt securities coupled with reduced expenses for student loan processing are responsible for the 6.9% net yield in 1998, 6.9% in 1997 and 6.5% in 1996. No substantive changes occurred in 1998 compared to previous years. The Company continues to review its investment strategies to increase its earned interest rate. As a part of this process of review and refinement, the Company sold its entire stock portfolio just prior to year end 1996. This created a significant increase in realized gains for 1996. The resulting funds were reinvested in common stocks and fixed maturities which created an increased yield for the Company in 1998 and 1997.

         Annuity, death and other benefits decreased $85,000 or 2% in 1998 as compared to an increase of 16% in 1997. The decrease in death claims in 1998 represent the majority of this reduction. This expense line is a combination of several benefit types with death claims, annuity benefits and surrender benefits comprising the most significant portion of the total line. In 1997 each of these expenses increased with death claims representing the largest increase. A significant increase or decrease in death claims in any given year can have a marked impact on the results of operations in a small company.

         The amortization of deferred acquisition costs increased in 1997 by 5% as compared to a 10% increase in 1996. No substantive change occurred in 1998 as compared to the previous years. The amortization of deferred acquisition costs is a continuous refinement process which relates to current experience in connection with revenues, mortality gains and losses, credited interest rate spreads, expense charges and surrender charges. The change in the unearned revenue liabilities is also due to unlocking for current and future experience based on the results of the changing experience encountered as required under FAS 97.

         Operating expenses for the Company were $4 million, $3.4 million and $3.3 million for 1998, 1997 and 1996, respectively. New products and lead programs are responsible for the increased operating costs of 1997 and 1996. The increase in 1998 of $660,000 or 20% was primarily attributed to a lump sum settlement to the Company's former President to fulfil the obligations of his employment agreement.

         Effective December 17, 1998, the Company entered into an Administrative Services Agreement with Security National Financial Corporation ("SNFC"). Under the terms of the agreement, SNFC has agreed to provide the Company with certain defined administrative and financial services, including accounting services, financial reports and statements, actuarial, policyholder services, underwriting, data processing, legal, building management, marketing advisory services and investment services. In consideration for the services to be provided by SNFC, the Company shall pay SNFC and administrative services fee of $250,000 per month, provided, however, that such fee shall be reduced to zero for so long as the capital and surplus of the Company is less than or equal to $6,000,000, unless the Company and SNFC otherwise agree in writing and such agreement is approved by the Florida Department of Insurance.

         The administrative services fee may be increased, beginning on January 1, 2001, to reflect increases in the Consumer Price Index, over the index amount as of January 1, 2000. The Administrative Services Agreement shall remain in effect for an initial term expiring on December 16, 2003. The term of the agreement may be automatically extended for additional one-year terms unless either the Company or SNFC shall deliver a written notice on or before September 30, of any year stating to the other its desire not to extend the term of the agreement. However, in no event can the agreement be terminated prior to December 16, 2003. It is anticipated that the Company will realize a reduced level of general and administrative costs in the future as a result of the Administrative Services Agreement.

         Reinsurance premiums ceded for 1998, 1997 and 1996 were (on a GAAP basis) $863,436, $914,071 and $1,030,673 respectively. Policy benefits were reduced due to reinsurance recoveries of $169,892,

$336,068, and $206,428 for 1998, 1997 and 1996, respectively. Reinsurance commissions amounted to $252,154, $281,434, and $308,179 for 1998, 1997 and 1996
respectively. In addition, under the terms of the Company's treaty with Mega Life (formerly United Group Insurance Company) expenses of $984,356, $1,111,130 and $956,143 for 1998, 1997 and 1996, respectively.

         Loss, before income taxes, in 1998 was $625,640 compared to a gain of $249,410 and $1,588,505 in 1997 and 1996 respectively. The 1998 loss resulted principally from a decrease in net insurance revenue of $415,000 and an increase in operating expenses related to payment to the Company's former president under his employment agreement.

         Increased production of new policies also increased future policy benefits by $210,000, these were offset by a decrease in annuity, death and other benefits of approximately $294,000 and amortization of deferred policy acquisition costs of $58,000.


Liquidity and Capital Resources.

         Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities" requires investments in all debt securities and those equity securities with readily determinable market values to be classified into one of three categories: held-to-maturity, trading or available-for-sale. Classification of investments is based upon management's current intent. Debt securities which management has a positive intent and ability to hold until maturity are classified as securities held-to-maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held-to-maturity, are not reflected in the financial statements. Debt and equity securities that are purchased for short-term resale are classified as trading securities. Trading securities are carried at market value, with unrealized holding gains and losses included in earnings. The Company has no trading securities. All other debt and equity securities not included in the above two categories are classified as securities available-for-sale. Securities available-for-sale are carried at market value, with unrealized holding gains and losses reported in other comprehensive income and included in stockholders' equity, net of tax and adjustments to deferred acquisition costs. Adoption of this statement had no effect on the income of the Company.

         The  Company  maintains  invested  assets for  purposes  of  fulfilling policyholder obligations which are often susceptible to market risk. These assets and other financial instruments are maintained in accordance with the Company's investment policy which is designed to match corresponding policyholder obligations to relative maturities of the invested assets.

         During 1998, economic and financial market conditions had the effect of depressing yields on the company's portfolio through lowering the yield to maturity on corporate and other fixed securities.

         If market conditions were to cause interest rates to change, the market value of the available-for-sale fixed security portfolio (approximately $28.479 million) could change by the following amounts based on the respective basis point swing (the change in market values were calculated using a modeling technique):


(in millions of dollars)      -200bps       -100bps       +100bps       +200bps

Change in Market Value        $3.140        $1.511       $(1.405)      $(2.712)


         The  Company  has  no  other  financial   instruments  which  would  be
materially susceptible to market risk.

         The Company's insurance operations have historically provided adequate positive cash flow enabling the Company to continue to meet operational needs as well as increase its investment-grade securities to provide ample protection for policyholders.

         Student loans are a service the Company has historically made available to the public as well as an investment. While the Company anticipates the seasonal demand for student loan funds and the subsequent sale of such loans to the Student Loan Marketing Association (SLMA), there are times when additional funds are required to meet demand for student loans until such time as the sale thereof to SLMA can be completed. In 1997 the Company renewed its $5,000,000 line of credit with SLMA until 2007 in order to meet these seasonal borrowing requirements. The Company made no draws against this line of credit throughout the seasonal period for 1998 or 1997. The Company anticipates borrowings to be made through this line of credit with SLMA if student loan borrowings are required for the 1999 seasonal period. SLMA offers a more competitive rate of interest on such borrowings than the Company has been able to obtain through banks.

         The Company began a new association with USA Group, CAP Program in 1996, for the purpose of making more student loan funds available without increased costs to the Company. This association aided in eliminating borrowings for 1998 and 1997.

         The National Association of Insurance Commissioners, in order to enhance the regulation of insurer solvency, issued a model law to implement risk-based capital (RBC) requirements for life insurance companies, which are designed to assess capital adequacy. Pursuant to the model law, insurers having less statutory surplus than required by the RBC calculation will be subject to varying degrees of regulatory action. At December 31, 1998, the Company had statutory surplus well in excess of any RBC action level requirements.

         The Company has fully leased all available rental space in its principal office building and does not anticipate further capital expenditures to the rental space.

Year 2000

         The Company is currently completing its efforts to resolve the potential impact of the year 2000 on the processing of information by the Company's insurance systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the company's systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than year 2000, which could result in miscalculations or system failures.

         The Company has substantially completed necessary system upgrades and compliance testing and expects to be entirely complete by September 30, 1999.

         The Company's most significant operational system is currently being replaced through conversion pursuant to an Administrative Services Agreement. Under the Administrative Services Agreement entered into by the Company effective December 17, 1998, Security National made available a new LifePro Administration system. Life-Pro is a subsidiary of IBM. Since May of 1998, Security National has invested in excess of $1 million to implement a system conversion for the Company. For further discussion on the Administrative
Services Agreement, see the "Results of Operations" section discussion on operating expenses.

         Anticipated future costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Management believes that manual policy and claims administration could be performed in the unlikely event that one or more of its systems did not function. The Company plans to devote the necessary resources to test and remediate all remaining Year 2000 issues in a timely manner.

         The cost that has been incurred and paid in achieving Year 2000 compliance is approximately $1 million as discussed above. As of December 31, 1998, management does not anticipate any other significant costs to be incurred associated with its year 2000 initiatives.

         The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their businesses without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. The company desires to take advantage of the "safe harbor" provisions of the Act.

         This Annual Report of Form 10-K contains forward-looking statements, together with related data and projections, about the Company's projected financial results and its future plans and strategies. However, actual results and needs of the Company may vary materially from forward-looking statements and projections made from time to time by the Company on the basis of management's then-current expectations. The business in which the Company is engaged involves changing and competitive markets, which may involve a high degree of risk, and there can be no assurance that forward-looking statements and projections will prove accurate.

         Factors that may cause the Company's actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include among others, the following possibilities: (i) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors; (ii) adverse state and federal legislation or regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates and tax treatment of insurance products; (iii) fluctuations in interest rates causing a reduction of investment income or increase in interest expense and in the market value of interest rate sensitive investment; (iv) failure to obtain new customer, retain existing customers or reductions in policies in force by existing customers; (v) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (vi) loss or retirement of key executives or employees; (vii) increases in medical costs; (viii) changes in the Company's liquidity due to changes in asset and liability matching; (ix) restrictions on insurance underwriting based on genetic testing and other criteria; (x) adverse changes in the ratings obtained by independent rating agencies; (xi) failure to maintain adequate reinsurance; (xii) possible claims relating to sales practices for insurance products and claim denials and (xiii) adverse trends in morality and morbidity.

Item 8.  Financial Statements and Supplementary Data.

The following financial statements of Southern Security Life Insurance Company are included in Part II, Item 8:

                                   Page Number

Independent Auditors' Report............                               27

Balance Sheets-December 31, 1998 & 1997.                               29

Statements of Operations - years ended
December 31, 1998, 1997 and 1996........                               31

Statements of Shareholders' Equity-years
ended December 31, 1998, 1997 and 1996..                               32

Statements of Cash Flows - years ended
December 31, 1998, 1997 and 1996........                               33

Notes to Financial Statements...........                               36

                         Report of Independent Auditors



Board of Directors & Shareholders
Southern Security Life Insurance Company:

We have  audited  the  accompanying  balance  sheet of  Southern  Security  Life
Insurance Company as of December 31, 1998 and the related statements of operations, shareholders' equity, and cash flow for the year then ended. In connection with our audit of the financial statements, we have also audited the amounts included in the financial statement schedules as listed in the accompanying index under Item 14(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the financial position of Southern Security Life Insurance Company as of December 31, 1998, and the results of its operations and its cash flows for the year ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Ernst & Young LLP

Jacksonville, Florida
March 12, 1999

                          Independent Auditors' Report



Board of Directors & Shareholders
Southern Security Life Insurance Company:

We have audited the accompanying balance sheet of Southern Security Life Insurance Company as of December 31, 1997 and related statements of income, shareholders' equity and cash flows for each of the years in the two year period ended December 31, 1997. In connection with our audit of the financial statements, we have also audited the amounts included in the financial statement schedules as listed in the accompanying index under Item 14(a)2 as of and for each of the years in the two year period ended December 31, 1997. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Security Life Insurance Company as of December 31, 1997 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




KPMG LLP

Orlando, Florida
April 3, 1998

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                 Balance Sheets

                           December 31, 1998 and 1997

    Assets                                             1998                 1997
    ------                                             ----                 ----

Investments (note 3):
    Fixed maturities held-to-maturity
      (fair value, $ 5,064,541 and
      $10,631,003 at December 31,
      1998 and 1997, respectively)                  $4,956,910           $10,501,712
    Securities available-for-sale,
      at fair value:
      Fixed maturities (cost of
        $27,671,425 at December 31,
        1998 and $30,880,390 at
        December 31, 1997)                          28,479,161            31,483,324
      Equity securities (cost, $210,370
        and $800,000 at December 31,
        1998 and 1997, respectively)                   250,232               839,973
    Policy and student loans                         8,462,438             7,945,381
    Short-term investments                          11,434,983               100,000
                                                    ----------            ----------

                                                    53,583,724            50,870,390

Cash and cash equivalents                              682,389             2,448,994
Accrued investment income                              564,118               637,460
Deferred policy acquisition costs
    (note 4)                                        13,583,956            15,451,689
Policyholders' account balances on
    deposit with reinsurer (note 7)                  8,518,571             8,667,241
Reinsurance receivable (note 7)                        306,258               359,688
Receivables:
    Agent balances                                     994,493               590,368
    Other                                              351,478               324,752
    Refundable income taxes                             34,951               121,680
Property and equipment, net,
    at cost (note 5)                                 2,585,255             2,670,203
                                                   -----------           -----------

                                                   $81,205,193           $82,142,465
                                                   ===========           ===========





                 See accompanying notes to financial statements

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                           December 31, 1998 and 1997


    Liabilities and Shareholders' Equity                1998                   1997
    ------------------------------------                ----                   ----

Liabilities:
    Policy liabilities and accruals
      (notes 6 and 7):                              $1,727,300            $1,409,031
  Future policy benefits:
      Policyholders' account balances               52,520,300            52,335,511
      Unearned revenue                               6,023,399             7,108,662
      Other policy claims and benefits
        payable                                        540,789               427,649
    Other policyholders' funds, dividend
      and endowment accumulations                       64,738                59,686
    Funds held related to reinsurance
      treaties (note 7)                              1,419,357             1,339,927
    Note payable to related party
      (note 9)                                       1,000,000             1,000,000
    Due to affiliated insurance
      agency (note 11)                                  22,871                68,646
  General expenses accrued                             747,148               897,627
  Unearned investment income                           340,622               313,018
    Other liabilities                                   90,489               100,990
    Deferred income taxes (note 10)                    796,074               949,700
                                                     ---------               -------


                                                    65,293,087            66,010,447
                                                    ----------            ----------

Shareholders' equity (notes 2,3 and 12):
    Common stock, $1 par, authorized
      3,000,000 shares; issued and out-
      standing, 1,907,989 shares                     1,907,989             1,907,989
    Capital in excess of par                         4,011,519             4,011,519
    Accumulated other comprehensive income             430,161               266,340
    Retained earnings                                9,562,437             9,946,170
                                                    ----------             ---------

                                                    15,912,106            16,132,018
Commitments and contingencies
    (notes 7 and 14)                                      -                     -
                                                      --------             ------

                                                   $81,205,193           $82,142,465
                                                   ===========           ===========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                            Statements of Operations

                  Years ended December 31, 1998, 1997, and 1996


                                                 1998                1997                  1996
                                                 ----                ----                  ----
Revenues:

    Net insurance revenues                   $7,228,227          $7,643,650            $7,915,027
    Net investment income
      (notes 3 and 8)                         3,587,147           3,545,311             3,318,627
    Realized gain on
      investments (note 3)                      525,181             506,795               869,502
                                               --------             -------               -------

                                             11,340,555          11,695,756            12,103,156
                                             ----------          ----------            ----------


Benefits, claims and expenses:

    Benefits and claims                       4,346,820           4,431,474             3,813,361
    Amortization of deferred
      policy acquisition
      costs (note 4)                          3,484,689           3,542,617             3,364,738
    Operating expenses
      (note 11)                               4,044,686           3,382,255             3,246,552
    Interest expense with
      related party (note 9)                     90,000              90,000                90,000
                                                 ------              ------                ------

                                             11,966,195          11,446,346            10,514,651
                                             ----------          ----------            ----------

     Income(Loss) before income taxes          (625,640)            249,410             1,588,505

Income tax expense (benefit)
       (note 10)                              ( 241,907)             54,200               196,000
                                               --------             -------               -------

    Net income(loss)                          $(383,733)           $195,210            $1,392,505
                                              =========            ========            ==========

Basic net income(loss) per share of
    common stock                                  $(.20)               $.10                  $.73
                                                  =====                ====                  ====

Diluted net income per share of
 common stock                                     $(.20)               $.10                  $.73
                                                  =====                ====                  ====




                See accompanying notes to financialn statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                       Statements of Shareholders' Equity

                  Years ended December 31, 1998, 1997 and 1996


                                                                                                   Accumulated
                                                                            Capital                  other
                                                         Common stock      in excess             comprehensive            Retained
                                     Shares             Amount               of par                  income               earnings
Balances,
 December 31,
 1995                              1,907,989          $1,907,989          $4,011,519                 $548,647           $8,358,455
                                   ---------          ----------          ----------                  -------           ----------


Net income for
 the year                               -                   -                   -                     -                  1,392,505
Unrealized depre-
 ciation of
 securities avail-
 able for sale                          -                   -                   -                    (557,527)                -
                                     -------             -------             -------                 --------              ----
Balances,
 December 31,
 1996                              1,907,989          $1,907,989          $4,011,519                  $(8,880)          $9,750,960
                                   ---------          ----------          ----------                  -------           ----------


Net income for
 the year                               -                   -                   -                         -                195,210
Unrealized apprecia-
 tion of securities
 available for sale                     -                   -                   -                     275,220                 -
                                     -------             -------             -------                  -------              ----
Balances,
 December 31,
 1997                              1,907,989          $1,907,989          $4,011,519                 $266,340           $9,946,170
                                   =========          ==========          ==========                 ========           ==========


Net loss for
 the year                               -                   -                   -                        -               (383,733)
Unrealized appre-
 ciation of
 securities avail-
 able for sale                          -                   -                   -                     163,821                 -
                                     -------             -------             -------                 --------             -----
Balances,
 December 31,
 1998                              1,907,989          $1,907,989          $4,011,519                 $430,161           $9,562,437
                                   -========          ----------          ----------                 --------           ----------






                 See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                            Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996


                                                                            1998                   1997                   1996
                                                                            ----                   ----                   ----


Cash flows provided by (used in) operating activities:
  Net income (loss)                                                      $(383,733)              $195,210            $1,392,505
  Adjustments to reconcile net cash
    provided by (used in) operating
    activities:
    Depreciation and amortization                                          301,970                232,471               169,681
    Net realized (gains) on
      investments                                                         (525,182)              (506,795)             (869,502)
    Loss on disposal of property,
      plant & equipment                                                      2,956                    100                   124
    Deferred income taxes                                                  175,274                198,100                16,900
    Amortization of deferred
      policy acquisition costs                                           3,484,689              3,542,617             3,364,738
    Acquisition costs deferred                                          (1,911,282)            (2,069,778)           (2,018,043)
    Change in assets and liabilities
      affecting cash provided by
      operations:
        Accrued investment income                                           73,342                 50,239               (48,890)
        Other invested assets                                                 -                    13,100                  -
        Due from affiliated insurance
          agency                                                              -                    (2,078)                 -
        Accounts receivable                                               (344,122)              (105,752)             (265,682)
        Reinsurance receivable                                              53,430                 20,004               134,649
        Other policy claims and
          future benefits payable                                          431,409                557,739                36,488
        Policyholders' account balances                                  2,356,804              2,065,521             2,332,863
        Funds held under reinsurance                                        79,430                146,561               215,950
        Unearned premiums                                               (1,160,706)            (1,114,188)             (962,941)
        Dividend and endowment
          accumulations                                                      5,052                     90                 2,152
        Payable to affiliated insurance
          agent                                                            (45,775)                35,235              (209,957)
        Income taxes payable                                                  -                   (70,164)               53,814
        Other liabilities                                                 (133,376)              ( 15,373)             (134,983)
                                                                          --------               --------              --------

    Net cash provided by operating
        activities                                                      $2,460,180             $3,172,859            $3,209,866
                                                                        ----------             ----------            ----------

                                   (continued)

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                  Years ended December 31, 1998, 1997 and 1996

                                                                            1998                     1997                   1996
                                                                            ----                     ----                   ----
Cash flowsfrom (used in) investing activities:
  Purchase of investments:
  Purchase of investments held-to-maturity                                   $-                     $-              $(1,965,240)
  Purchase of investments available-
    for-sale                                                            (6,180,178)           (32,704,906)           (8,085,785)
  Purchase of equity securities                                           (610,370)            (3,316,249)                 -
  Proceeds from maturity of held-to-
    maturity securities                                                  5,536,006              4,488,354             2,165,750

  Proceeds from maturity of available-
    for-sale securities                                                    299,281                   -                  635,533
  Proceeds from sale of available-for-
    sale securities (equity and fixed
    maturity)                                                           10,675,217             29,049,745             6,367,780
  Net change in short-term investments                                 (11,334,983)             4,439,106            (3,040,006)
  Net change in policy and student loans                                  (517,057)              (629,572)            2,655,845
  Net change in other investments                                             -                     2,178                 7,605
  Acquisition of property and equipment                                    (71,356)               (35,779)             ( 60,559)
                                                                           -------                -------              --------

   Net cash provided by (used in)
      investing activities                                             $(2,203,440)            $1,292,877           $(1,319,077)
                                                                       -----------             -----------          -----------

Cash flows from financing activities:
   Receipts from universal life and
     certain annuity policies credited
     to policyholder account balances                                    7,524,375              4,042,137             5,213,760
   Return of policyholder account
     balances on universal life and
     certain annuity policies                                           (9,547,720)            (6,264,935)           (5,904,692)
   Proceeds from short-term borrowings                                                               -                2,500,000
   Repayment of short-term borrowings                                                                -               (3,900,553)
                                                                        ----------             ----------            ----------

Net cash provided by (used in)
   financing activities                                                $(2,023,345)           $(2,222,798)          $(2,091,485)
                                                                       ------------           -----------           -----------

Increase (decrease) in cash and
   cash equivalents                                                     (1,766,605)             2,242,938              (200,696)

Cash and cash equivalents at
   beginning of year                                                    $2,448,994               $206,056              $406,752
                                                                        ----------               --------              --------

Cash and cash equivalents at
   end of year                                                            $682,389             $2,448,994              $206,056
                                                                          ========             ==========              ========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                      Statements of Cash Flows (continued)

                  Years ended December 31, 1998, 1997 and 1996


                                                                            1998                   1997                  1996
                                                                            ----                   ----                  ----

Supplemental schedule of cash flow information:
   Interest paid during the year                                           $90,000                $90,000              $102,094
                                                                            ======                =======               =======

   Income taxes paid during the year                                       $45,500               $115,000              $130,500
                                                                            ======               ========              ========

Change in market value adjustments-investments available-for-sale:
  Fixed maturities                                                        $204,802               $425,313             $(557,065)
  Equity securities                                                           (111)                39,973              (418,345)

Change in deferred acquisition costs                                      (294,326)               (55,084)              181,196
Change in premium deposit funds                                             79,440                 26,340               (95,241)
Deferred income tax asset (liability)                                     (153,626)              (163,500)              333,800
Other                                                                         -                     2,178                (1,872)
                                                                           -------                 ------                ------

Accumulated comprehensive income
Net change in unrealized appreciation
 (depreciation)                                                          $(163,821)              $275,220             $(557,527)
                                                                           =======               ========             =========







                 See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996


1.     Nature of business and summary of significant accounting policies:

       (a)     Nature of business

               The primary business of Southern Security Life Insurance Company (the "Company") is the issuance of long duration universal life insurance contracts. The majority of the Company's business is conducted in the states of Florida (44%), Georgia (10%) and Texas (15%). None of the remaining eleven states in which the Company is licensed to conduct business account for over 10% of the Company's total business.

               Prior to December 17, 1998, certain executive officers and directors of the Company were shareholders of approximately 60 percent of the shares of SSLIC Holding Company, Inc., (formerly Consolidare Enterprises, Inc.). SSLIC Holding Company, Inc. owns
               57.4 percent of the Company's voting
               securities at December 31, 1998.

               Effective December 17, 1998, 100 percent of the common stock of SSLIC Holding Company, Inc. was acquired by Security National Financial Corporation ("SNFC"). Accordingly, from December 17, 1998, the Company is a 57.4 percent owned, indirect subsidiary of SNFC.

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

               Interest rate risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. This change in rates may cause certain interest-sensitive products to become uncompetitive, may cause disintermediation, or may cause the Company to not achieve its target interest margins between interest earned on invested assets and interest required to be credited to policyholder account balances. The Company mitigates this risk by charging fees for nonconformance with certain policy provisions, by offering products that transfer this risk to the purchaser, and/or by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer would have to sell assets prior to maturity and potentially recognize a gain or loss.

       (b)     Basis of financial statements

               The financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP"), which vary from reporting practices prescribed or permitted by regulatory authorities.

               The  accompanying  financial  statements have been prepared using the historic cost basis of accounting and do not reflect any adjustments related to allocation of the purchase price of the Company's parent, SSLIC Holding (Formerly Consolidare) by Security National Financial
               Corporation at December 17, 1998.

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

       (d)     Investments

               Investments in all debt securities and those equity securities with readily determinable market values are classified into one of three categories: held-to-maturity, trading or available-for-sale. Classification of investments is based upon management's current intent. Debt securities which management has a positive intent and ability to hold until maturity are classified as securities held-to-maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held-to-maturity are not reflected in the financial statements. Debt and equity securities that are purchased for short-term resale would be classified as trading securities. Trading securities would be carried at fair value, with unrealized holding gains and losses included in earnings; the Company has no securities classified as trading securities. All other debt and equity securities not included in the above two categories are classified as securities available-for-sale. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in accumulated other comprehensive income which is included in stockholders' equity after adjustment for deferred income taxes and deferred acquisition costs related to universal life products.

               The Company's carrying value for investments in the held-to-maturity and available-for-sale categories is reduced to its estimated realizable value if a decline in the market value is deemed other than temporary. Such reductions in carrying values are recognized as realized losses and charged to income.

               Interest on fixed maturities and short-term investments is recognized to income as it accrues on the principal amounts outstanding adjusted for amortization of premiums and discounts computed by the scientific method which approx-

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


1. Nature of business and summary of significant accounting policies, continued

       (d)     Investments

               imates the effective yield method. Realized gains and losses on disposition of investments are included in net income. The cost of investments sold is determined on the specific identification method. Dividends are recorded as income on the ex-dividend dates.

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

       (f)     Deferred policy acquisition costs

               The costs of acquiring new business, net of the effects of reinsurance, principally commissions and those home office expenses that tend to vary with and are primarily related to the production of new business, have been deferred to the extent recoverable from future profit margins. Deferred policy acquisition costs applicable to traditional life policies are being amortized over the premium-paying period of the related policies in a manner that will charge each year's operations in direct proportion to the estimated premium revenue over the life of the policies. Premium revenue estimates are made using the same interest, mortality and withdrawal assumptions as are used for computing liabilities for future policy benefits. Acquisition costs relating to universal life policies are being amortized in relation to the incidence of expected gross profits over the life of the policies. Gross profits for universal life contracts consist of revenue representing policy charges for the cost of insurance,

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes To Financial Statements (continued)


1. Nature of business and summary of significant accounting policies, continued

               administration of the contracts and surrender charges plus investment income less expenses for interest credited to policyholder account balances, policy administrative expenses and expected benefit payments in excess of policy account balances. Deferred policy acquisition costs are adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available for sale.

               The Company has performed tests concerning the recoverability of deferred acquisition costs. These methods include those typically used by many companies in the life insurance industry. Further, the Company conducts a sensitivity analysis of its assumptions that are used to estimate the future expected gross profits, which management has used to determine the future recoverability of the deferred acquisition costs.

       (g)     Depreciation

               Depreciation is being provided on the straight-line method over the estimated useful lives of the assets.

       (h)     Future policy benefits

               The liability for future policy benefits for traditional life policies has been provided on a net level premium basis based upon estimated investment yields, withdrawals, mortality and other assumptions that were appropriate at the time the policies were issued. Such estimates are based upon industry data and the Company's past experience as adjusted to provide for possible adverse deviation from the estimates.

       (i)     Policyholder account balance

               Insurance reserves for universal life policies are determined following the retrospective deposit method and consist of policy values that accrue to the benefit of the policyholder, unreduced by surrender charges.

       (j)     Recognition of premium revenue and related costs

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

       (k)     Income taxes

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

       (l)     Earnings per share

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


1. Nature of business and summary of significant accounting policies, continued

       (m)     Reclassification

               Certain amounts presented in the 1996 financial statements have been restated to conform to the 1997 and 1998 presentation.


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

       d. Investments in securities are reported as described in Note 1.(d), rather than in accordance with valuations established by the National Association of Insurance Commissioners ("NAIC"). Pursuant to NAIC valuations, bonds eligible for amortization are reported at amortized value; other securities are carried at values prescribed by or deemed acceptable by NAIC.

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

       h. Costs attributable to the public offering of the common shares have been reclassified from accumulated surplus to capital in excess of par.

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

       A reconciliation of net income (loss) for the years ended December 31, 1998, 1997 and 1996 and shareholders' equity as of December 31, 1998 and 1997 between the amounts reported on a statutory basis and the related amounts presented on the basis of generally accepted accounting principles is as follows:

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


2.     Basis of financial statements, continued

                                                                                               Shareholders'
                                                 Net income (loss)                                equity
                                             Years ended December 31,                        December 31, 1998
                                             ------------------------                       -------------------
                                        1998             1997             1996               1998                1997
                                        ----             ----             ----               ----                ----
As reported
 on a statutory

 basis                            $(486,823)          $45,398       $1,022,183         $8,627,254          $9,316,923
                                   --------          --------       ----------         ----------           ---------
Adjustments:
  Deferred policy
  acquisition
  costs, net                     (1,867,733)       (1,472,839)      (1,346,695)        13,583,956          15,451,689

Future policy
  benefits, un-
  earned premiums
  and policy-
  holders' funds                  1,719,926         1,644,330        1,626,090         (7,600,310)         (8,915,443)

 Deferred
  income taxes                      153,626          (198,100)         (16,900)          (796,074)           (949,700)

 Asset valuation
  reserve                              -                 -                -               332,448             465,452

 Interest main-
  tenance reserve                   231,507           129,109          (18,221)           570,352             338,845
 Non-admitted
  assets                               -                 -                -             1,077,595             698,024
 Unrealized gains
  -SFAS 115                            -                 -                -               847,555             602,934
Capital and
  surplus note                         -                 -                -            (1,000,000)         (1,000,000)
 Other adjustments,
  net                              (134,236)           47,312          126,048            269,330             123,294
                                   --------           -------          -------            -------             -------
 Net difference                    (103,090)          149,812          370,322          7,284,852           6,815,095
                                    --------          -------          -------          ---------           ---------

As reported on a
 GAAP basis                       $(383,733)         $195,210       $1,392,505        $15,912,106         $16,132,018
                                   ========          ========       ==========        ===========         ===========


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

            The payment of dividends by the Company is subject to the regulation of the State of Florida Department of Insurance.
                The Insurance Commissioner's approval is not required if the dividend is equal to or less than the greater of: (a) 10% of the Company's surplus as to policyholders' derived from realized net operating profits on its business and net realized capital gains; or (b) the Company's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, if the Company will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend is declared and paid. As a result of such restrictions, the maximum dividend which may be paid by the Company during 1999 without prior approval is approximately $114,000. Accordingly, GAAP excess earnings over a statutory basis are not available for dividends.

       The Risk-Based Capital ("RBC") for Life and/or Health Insurers Model Act (the "Model Act") was adopted by the National Association of Insurance Commissioners (NAIC) in 1992. The main purpose of the Model Act is to provide a tool for insurance regulators to evaluate the capital of insurers. Based on calculations using the appropriate NAIC formula, the Company exceeded the RBC requirements at December 31, 1998.


3.     Investments

       (a)     Equity securities and fixed maturities

       Equity securities consist of $250,232 and $839,973 of common stock at fair value at December 31, 1998 and 1997 respectively.

       Unrealized   (depreciation)   appreciation   in   investments  in  equity
       securities for the years ended December 31, 1998, 1997, and 1996 is $(111), $39,973, and $0, respectively.

       The amortized cost and estimated fair values of investments in debt securities are as follows:

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


3.     Investments, continued

       (a)     Equity securities and fixed maturities

                                                                        Gross             Gross          Estimated
                                                     Amortized       Unrealized        Unrealized           Fair
                                                       Cost             Gains            Losses            Value
December 31, 1998:
     Held-to-maturity:
       U.S. Treasury
         securities and
         obligations of U.S.
         government corpora-
         tions and agencies

         (guaranteed)                               $1,011,702          $58,298         $  -            $1,070,000

     Corporate securities                            2,758,387           49,333            -             2,807,720
     Mortgage-backed
       securities                                    1,186,821             -               -             1,186,821
                                                     ---------          -------          ------          ---------

                                                     4,956,910          107,631            -             5,064,541
                                                     ---------          -------          ------          ---------

     Available-for-sale:
       U.S. Treasury
         securities and
         obligations of U.S.
         government corporations
         and agencies (guaranteed)                   5,124,079          185,044            -             5,309,123

     Corporate securities                           22,547,346          622,692            -            23,170,038

                                                    27,671,425          807,736            -            28,479,161
                                                    ----------          -------          ------         ----------

                                                   $32,628,335         $915,367          $ -           $33,543,702
                                                   ===========         ========          ======        ===========



                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)



3.     Investments, continued

       (a)     Equity securities and fixed maturities

                                                                        Gross             Gross          Estimated
                                                     Amortized       Unrealized        Unrealized           Fair
                                                       Cost             Gains            Losses            Value
December 31, 1997:
     Held-to-maturity:
       U.S. Treasury
         securities and
         obligations of U.S.
         government corpora-
         tions and agencies
         (guaranteed)                               $2,516,052          $53,948         $  -            $2,570,000

     Corporate securities                            6,715,402           79,620          4,277           6,790,745

     Mortgage-backed
       securities                                    1,270,258             -               -             1,270,258
                                                     ---------          -------          ------          ---------

                                                    10,501,712          133,568           4,277         10,631,003
                                                    ----------          -------           -----         ----------

     Available-for-sale:
       U.S. Treasury
         securities and
         obligations of U.S.
         government corporations
         and agencies (guaranteed)                   9,301,191          173,517            -             9,474,708

     Corporate securities                           21,481,892          429,907            -            21,911,799

     Mortgage-backed
       securities                                       97,307             -                490             96,817
                                                       -------          -------           -----            -------

                                                    30,880,390          603,424             490         31,483,324
                                                    ----------          -------            ----         ----------

                                                   $41,382,102         $736,992          $4,767        $42,114,327
                                                   ===========         ========          ======        ===========


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


3.     Investments, continued

       (a)       Equity securities and fixed maturities

                 Fair values reflected in available-for-sale and held-to-maturity categories are based on NAIC values, versus values associated with normal market pricing services. The estimated difference for both categories was immaterial for all years presented.

                 Unrealized appreciation (depreciation) of fixed maturities for years ending December 31, 1998, 1997 and 1996 is $183,141,
                 $388,847 and $($720,253) respectively.

                 The amortized cost and estimated fair value of fixed maturities at December 31, 1998 by contractual maturity, are summarized below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

          Fixed maturity securities held-to-maturity:

                                                             Amortized              Estimated
                                                                Cost                Fair value
             Due in one year or less                         $1,252,720             $1,252,720
             Due after one year through five years            2,517,369              2,625,000
             Due after five years through
                ten years                                          -                      -
             Due after ten years                                   -                      -
                                                              ---------              ---------

                                                              3,770,088              3,877,720
             Mortgage-backed securities                       1,186,821              1,186,821
                                                              ---------              ---------

                                                             $4,956,910             $5,064,541
                                                             ==========             ==========


           Fixed maturity securities available-for-sale:

            Due in one year or less                         $ 2,336,683             $2,353,300
            Due after one year through five years           $11,386,693             11,719,256
            Due after five years through ten years           12,625,234             13,069,440
            Due after ten years                               1,322,815              1,337,165
                                                              ---------              ---------

                                                             27,671,425             28,479,161
            Mortgage-backed securities                             -                      -
                                                             ----------             ----------
                                                            $27,671,425            $28,479,161
                                                            ===========            ===========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


3.     Investments, continued

       (a)     Equity securities and fixed maturities

               Proceeds from the sale of equity securities and fixed maturities available for sale and the related realized gains and losses are summarized as follows:

                                               1998                 1997                 1996
                                            ----------           ----------           -------
         Proceeds from sale of
          equity securities                $1,405,248           $2,873,980           $2,885,010
                                           ----------           ----------           ----------


         Proceeds from sale of
          fixed maturities
           available-for-sale              $9,569,250          $26,175,765           $3,482,770
                                           ----------          -----------           ----------

         Realized gains (losses)
         Fixed maturities:
          Gross realized gains               $319,934              278,904               15,013
          Gross realized (losses)                -                (150,045)            ( 18,881)
         Equity securities:
          Gross realized gains                205,247              357,731              930,919
          Gross realized (losses)                -                    -                 (57,620)
                                              --------             -------              -------


                                             $525,181             $486,590             $869,431
                                              =======             ========             ========


         Certain of the fixed maturity securities classified as available-for-sale and held-to-maturity were called during the year ended December 31, 1998, 1997 and 1996 resulting in the following realized gains and losses:

                                              1998                 1997                  1996
                                              ----                 ----                  ----
         Held-to-maturity:

           Gross realized gains             $    0              $20,205                   $71
         Available-for-sale:
           Gross realized gains              1,740               21,997                    -
                                            ------              -------                   ---
                                            $1,740              $42,202                   $71
                                            ======              =======                   ===




                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)

3.     Investments, continued

       (a)        Equity securities and fixed maturities

                  Investments, aggregated by issuer, in excess of 10% of shareholders' equity (before net unrealized gains and losses on available-for-sale securities) at December 31, 1998 and 1997, other than investments issued or guaranteed by the United States government are as follows:

                  1998                          Carrying Amount
                  Federal Express                 $2,180,000
                  Dean Witter Discover             4,160,217
                  Philip Morris, Inc.              5,815,000

                  1997
                  Dean Witter Discover            $2,114,643
                  Federal Express                  2,260,000
                  Lehman Brothers Inc.             2,080,000
                  Philip Morris Inc.               3,535,000


       (b)        Concentrations of credit risk

                  At December 31, 1998 and 1997, the Company did not hold any unrated or less-than-investment grade corporate debt securities. The Company also invests in subsidized and unsubsidized student loans totaling $207,006 and $244,361 at December 31, 1998 and 1997, respectively, which are guaranteed by the U.S. government. Subsequent to December 31, 1998, all of these loans were sold at their unpaid principal balance.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


3.     Investments, continued

       (c)     Investment income

               Net investment income for the years ended December 31, 1998, 1997, and 1996 consists of the following:

                                                            1998              1997             1996
                                                            ----              ----             ----
             Interest:

              Fixed maturities                        $2,633,888        $2,918,006       $2,581,198
              Policy and student loans                   489,991           401,621          526,820
              Short-term investments                     474,949           232,342          280,158

             Dividends on equity securities
               common stock, including mutual
               fund                                          719            16,189           31,245
                                                          ------            ------           ------

                                                       3,599,547         3,568,158        3,419,421
             Less investment expenses                     12,400            22,847          100,794
                                                          ------           -------          -------

                                                      $3,587,147        $3,545,311       $3,318,627
                                                       =========        ==========       ==========


          (d) Investments on deposit

                 In order to comply with statutory regulations, investments were on deposit with the Insurance Departments of certain states as follows:

                                                 1998                      1997                    1996
                                                 ----                      ----                    ----
               Florida                       $1,718,097                 $1,727,034              $1,718,751
               Alabama                          101,170                    100,000                 100,000
               South Carolina                   303,511                    304,816                 306,028
               Georgia                          252,926                    254,013                 255,024
               Indiana                          199,578                    199,317                 199,752
                                                -------                    -------                 -------

                                             $2,575,282                 $2,585,180              $2,579,555
                                              =========                 ==========              ==========

                 Certain of these assets, totaling approximately $850,000 for each of the years ended December 31, 1998 and 1997, are restricted for the future benefit of policyholders in a particular state.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


4.     Deferred policy acquisition costs

       Deferred policy acquisition costs at December 31, 1998, 1997 and 1996 consist of the following:

                                                  1998                 1997             1996
                                                  ----                 ----             ----
         Deferred policy acquisition
         costs at beginning of year           $15,451,689          $16,979,612       $18,145,111

         Policy acquisition costs
          deferred:
           Commissions                          1,053,953            1,204,604         1,030,875
           Underwriting & issue costs             429,600              450,800           652,868
           Other                                  427,729              414,374           334,300
           Change in unrealized
            appreciation (depreciation)          (294,326)             (55,084)          181,196
                                                 --------              -------        ----------
                                                1,616,956            2,014,694         2,199,239

         Amortization of deferred
           policy acquisition costs            (3,484,689)          (3,542,617)       (3,364,738)
                                               ----------           ----------        ----------

         Deferred policy acquisition
           costs at end of year               $13,583,956          $15,451,689       $16,979,612
                                              ===========          ===========       ===========


5.     Property and equipment

       Property and equipment consists of the following:

                                                December 31,               December 31,
                                                    1998                       1997
             Land                                 $982,027                   $982,027
             Building and improvements           2,198,468                  2,169,975
             Furniture and equipment             1,068,995                  1,057,586
                                                 ---------                  ---------
                                                 4,249,490                  4,209,588
             Less accumulated depreciation       1,664,235                  1,539,385
                                                 ---------                  ---------
                                                $2,585,255                 $2,670,203
                                                 =========                  =========


             Depreciation expense for the years ended December 31, 1998, 1997 and 1996 totaled $153,348, $145,912, and $151,950, respectively.


6.           Future policy benefits

             At December 31, 1998 and 1997, future policy benefits, exclusive of universal life and flexible term annuities

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


6.     Future policy benefits, continued

       consist of the following:

                                          December 31,              December 31,
                                              1998                      1997

           Life insurance                 $1,370,360                $1,103,462
           Annuities                         298,456                   295,525
           Accident & health
             insurance                        58,484                    10,044
                                              ------                     -----
           Total life & health
            future policy benefits        $1,727,300                $1,409,031
                                           =========                   =======


         Life insurance in-force aggregated approximately $1.2 billion and $1.2 billion at December 31, 1998, and 1997, respectively.

         Mortality and withdrawal assumptions are based upon the Company's experience and actuarial judgment with an allowance for possible unfavorable deviations from the expected experience.

         The mortality tables used in calculating benefit reserves for non universal life contracts are the 1965-1970 Basic Select and Ultimate for males and the 1980 U.S. Population mortality table modified for company expected experience.

         For non-universal life policies written during 1983 through 1988, interest rates used are 8.0 percent for policy years one through five, decreasing by .1 percent per year for policy years six through twenty, to 6.5 percent for policy years twenty-one and thereafter. For certain non universal life contracts written in 1996-1998, interest rates of 6.75% level have been assumed. For non-universal life policies written in 1982 and prior, interest rates vary, depending on policy type, from 7 percent for all policy years to 6 percent for policy years one through five and 5 percent for years six and thereafter. For universal life policies written since 1988, the interest rate used is a credited rate generally based upon the Company's investment yield less 1 percent.


7.       Reinsurance

         The  Company  routinely  cedes  and,  to  a  limited  extent,   assumes
         reinsurance to limit its exposure to loss on any single insured. Ceded insurance is treated as a risk and liability

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


7.       Reinsurance, continued

         of the assuming companies. As of December 31, 1998, ordinary insurance coverage in excess of $75,000 is reinsured; however for some policies previously issued, the first $30,000, $40,000 or $50,000 was retained and the excess ceded. The retention limit for some substandard risks is less than $75,000. Reinsured risks would give rise to liability to the Company in the event that the reinsuring company were unable to meet its obligations under the reinsurance agreement in force, as the Company remains primarily liable for such obligations. Under reinsurance agreements exclusive of the MEGA agreement discussed below, the Company has ceded premium of $415,080, $432,486, and $448,327 included in reinsurance premiums ceded, and received recoveries of $88,457, $131,449 and $608,355 included in annuity, death and other benefits for the years ended December 31, 1998, 1997 and 1996, respectively.

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

        For the years ended December 31, 1998, 1997 and 1996, the Company ceded premiums to MEGA of $448,355, $481,585 and $582,346, included in reinsurance ceded, and received recoveries of $469,307, $503,159 and $367,295, included in annuity, death and other benefits, respectively. The funds held related to reinsurance treaties of $1,419,357 and $1,339,927 represent the 18% share of policy loans ceded to the reinsurer at December 31, 1998 and 1997, respectively.


8.      Notes payable

        As of December 31, 1998, the Company had an unused line of credit of $5,000,000 which is secured by student loans equaling 115% of the unpaid principal balance. The facility

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


8.     Notes payable, continued

       bears interest at a variable rate per annum payable monthly and expires on September 18, 2007.

       Interest  expense  relating to these notes payable during the years ended
       December  31,   1998,   1997  and  1996  totaled  $0,  $0,  and  $12,094,
       respectively and is included in net investment income.


9.     Note payable to related party

       A note payable to a related party consists of amounts due on demand to Security National Financial Corporation. The note's proceeds were obtained in December 1988 and the note qualifies as shareholders' equity for statutory accounting purposes in accordance with Section 628.401 of the Florida Statutes. At December 31, 1998, the note bears interest at 9.0% percent (payable monthly); principal repayment is contingent upon the Company maintaining statutory surplus in excess of $1,900,000 and obtaining approval in advance by the Florida Department of Insurance. Interest expense relating to the balance of the note payable to the related party during 1998, 1997 and 1996 aggregated $90,000, $90,000, and $90,000 respectively.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


10.     Income taxes

        Total income taxes including taxes on the change in the value of investments for the years ended December 31, 1998, 1997, and 1996 were as follows:


                                       1998                   1997                1996
                                       ----                   ----                ----
         Tax expense (benefit)
           in operations           $(241,907)               $54,200             $196,000
         Tax on unrealized
           appreciation
           (depreciation) of
           investments                98,316                160,700                 (675)
                                      ------                -------                 ----
                                   $(143 591)              $214,900             $195,325
                                   =========               ========             ========


         Income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 is summarized as follows:


                               1998                  1997                  1996
                               ----                -------               ------
         Current:
          Federal          $   9,329             $(142,870)             $167,700
          State                1,207                (1,030)               11,400
                               -----                 ------               ------

                              10,536              (143,900)              179,100
                              ------               -------              --------
         Deferred:
          Federal           (215,838)              169,100                14,450
          State              (36,605)               29,000                 2,450
                              ------                ------                 -----

                            (252,443)              198,100                16,900
                             -------               -------                ------

                           $(241,907)              $54,200              $196,000
                             =======               =======              ========


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


10.      Income taxes, continued

         Income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 differs from "expected" tax (computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

                                                 1998                  1997             1996
                                               --------              --------         ------

         Computed "expected" tax expense
          (benefit)                          $(212,718)              $84,800         $540,100
         Increase (reduction) in income
          taxes resulting from:
           Small life insurance
             company deduction                 (12,390)             ( 76,000)        (346,000)
           Changes in the valuation
             allowance for deferred
             tax assets, allocated to
             income tax expense                (17,950)               11,100           64,900
           (Over) under accrual of
             prior year expense                   -                    6,100          (82,000)
           State taxes, net of federal
             income tax benefit                  1,207                18,200            9,000
           Other, net                              (56)               10,000           10,000
                                                ------                ------            -----

                                             $(241 907)              $54,200         $196,000
                                               =======                ======          =======


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

         c. The entity ceases to qualify for taxation as a life insurance company, or;

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


10.      Income taxes, continued

         d. the tax deferred status of the Policyholder's Surplus Account is modified by future tax legislation.

         At December 31, 1998, the balance of the Policyholders' Surplus account aggregated approximately $236,000. The Company has not recorded deferred income taxes totaling approximately $80,000 relating to this amount as it has no plan to distribute the amounts in Policyholders' Surplus in the foreseeable future.

        The Tax Reform Act of 1986 enacted a new separate parallel tax system referred to as the Alternative Minimum Tax (AMT) system. AMT is based on a flat rate applied to a broader tax base. It is calculated separately from the regular federal income tax and the higher of the two taxes is paid. The excess of the AMT over regular tax is a tax credit, which can be carried forward indefinitely to reduce regular tax liabilities of future years. In 1998, 1997 and 1996, AMT exceeded regular tax by $156,820, $11,100, and $64,900, respectively. At December 31, 1998, the
        AMT tax credit available to reduce future regular tax totaled $252,780.

        The  principal   elements  of  deferred  income  taxes  consist  of  the
        following:

                                                    1998              1997               1996
                                                  --------         ---------          -------

         Deferred policy acquisition costs      $(603,225)        $(467,000)        $(431,500)
         Future policy benefits                   408,384           694,000           532,000
         Other                                    (57,602)          (28,900)          (83,600)
                                                  -------          --------            ------
                                                $(252,443)         $198,100           $16,900
                                                  =======          ========           =======


         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


10.     Income taxes, continued


                                                                 1998                   1997
                                                              ----------             -------

         Deferred tax assets:
         Unearned revenue, due to deferral of
           "front-end" fee                                    $2,266,605             $2,760,000
         Policy liabilities and accruals,
            principally due to adjustments
            to reserves for tax purposes                       2,090,315              1,540,000
         Deferred policy acquisition costs
           related to unrealized appreciation
           (depreciation)                                         59,420                 81,200
         Other                                                      -                   120,000

         Alternative minimum tax credit
            carry forwards                                       252,780                409,600
                                                                 -------                -------

         Total gross deferred tax assets                       4,669,120              4,910,800
         Less valuation allowance                               (252,780)              (409,600)
                                                                --------               --------

         Net deferred tax assets                               4,416,340              4,501,200
                                                               ---------              ---------

         Deferred tax liabilities:
          Deferred policy acquisition costs                   (4,263,587)            (5,178,000)
         Other                                                  (629,892)               (31,000)
         Unrealized appreciation of securities                  (318,935)              (241,900)
                                                                --------               --------

         Total gross deferred tax liabilities                 (5,212,414)            (5,450,900)
                                                              ----------              ---------

         Net deferred tax (liability)                          $(796,074)             $(949,700)
                                                                ========              =========

          The net change in the total valuation allowance for the year ended December 31, 1998 was a decrease of $156,820. The net change in the total valuation allowance for the years ended December 31, 1997, and 1996 was an increase of $11,100 and $64,900, respectively.

          In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


10.     Income taxes, continued

        the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1998.

11.     Related party transactions

        The Company's general agent, Insuradyne Corporation, is a wholly-owned subsidiary of SSLIC Holding Company, Inc., which owns approximately fifty-seven percent (57%) of the Company's outstanding stock. The balances due to/from an affiliated insurance agency reflected in the accompanying balance sheets principally represent unearned commission advances paid to Insuradyne. The Company incurred commission expense to Insuradyne aggregating $252,955, $323,303 and $344,904, in 1998, 1997, and 1996, respectively. These amounts are included as components of acquisition costs deferred and related amortization. Insuradyne incurred insurance-related expenses aggregating $33,374, $25,604, and $31,703 in 1998, 1997 and 1996, respectively.

        Effective December 31, 1998, the Company entered into an Administrative Services Agreement with its ultimate parent Security National Financial Corporation (Security National). Under the terms of the Administrative Services Agreement, all of the Company's employees became employees of Security National. Administrative functions previously performed by the Company will now be furnished to the Company under the Agreement. The Company will pay to Security National $250,000 per month or $3 million per year for the administrative services.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


12.     Earnings per share

        The following table sets forth the computation of basic and diluted earnings per share:

                                                                   1998               1997                1996
                                                                   ----               ----                ----
        Numerator for basic and diluted Earnings per share:
              Net income (loss)                              $(383,733)           $195,210          $1,392,505

        Denominator:
              Denominator for basic
                earnings per share
                weighted average shares                      1,907,989           1,907,989           1,907,989

              Effective dilutive
                securities:
                Agent stock options                                -                 1,214                -

        Dilutive potential common shares                           -                 1,214                -
        Denominator for diluted earnings
                per share weighted average
                shares and assumed
                conversions                                   1,907,989          1,908,203           1,907,989
        Basic earnings per share                              $(0.20)                $0.10               $0.73
        Diluted earnings per share                            $(0.20)                $0.10               $0.73


13.     Agents' incentive stock bonus plan

        The Company has an incentive bonus plan for agents that was adopted January 1, 1995 by the Company's Board of Directors and effective through December 31, 2001. Agents that qualify under the plan have the option to purchase shares of common stock. The number of shares of common stock is determined on the date of the award as the number of whole shares equal to the award based on the applicable stock price on December 31 of the year the agent has qualified for the bonus. For each share of common stock purchased by the agent, the Company will concurrently award an equivalent number of shares to the agent.

        Awards were granted in 1998 under this plan. The Company incurred expenses of approximately $6,500 relating to the Company's matching number of shares. If the agent, does not purchase the shares within the designated period, then the agent forfeits their rights to purchase the shares of common stock as well as the matching number of shares to be contributed by the Company.

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

        The following table presents the carrying amounts and estimated fair values of financial instruments held at December 31, 1998 and 1997. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)



14. Disclosures about fair value of financial instruments, continued

                                                                1998                               1997
                                                        ----------------------                 ------------
                                                Carrying        Estimated              Carrying        Estimated
                                                 amount         fair value              amount         fair value
          Financial assets:
          Fixed maturities
             held-to-maturity
             (see note 3)                     $4,956,910        $5,064,541          $10,501,712       $10,631,003
          Fixed maturities
             available-for-
             sale (see note 3)                28,479,161        28,479,161           31,483,324        31,483,324
          Equity securities
             available-for-sale                  250,232           250,232              839,973           839,973
          Policy and student
             loans                             8,462,438         8,462,438            7,945,381         7,945,381
          Short-term invest-
             ments                            11,434,983        11,434,983              100,000           100,000
          Cash and cash
             equivalents                         682,389           682,389            2,448,994         2,448,994

          Financial liabilities:
          Policy liabilities-
             policyholders'
             account balances                $52,520,300       $46,755,788          $52,335,511       $46,514,475


15.       Comprehensive income

          Other   comprehensive   income,  as  reflected  in  the  Statement  of
          Shareholders' Equity, for the year ended December 31, 1998 was as follows:

                                       Before Tax               Tax Expense/            Net of Tax
                                         Amount                   (Benefit)               Amount
Net unrealized investment gains
on available-for-sale securities         $525,448                   $197,726              $327,722

Less: reclassification adjustment
for gains realized in net earnings        262,788                     98,887               163,901
                                          -------                     ------               -------

Other comprehensive income               $262,660                    $98,839              $163,821

          Including the above other comprehensive income, total comprehensive loss for 1998 was $212,912.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


16. Legal proceedings:

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


                                                                                                                        Schedule I
                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
        Summary of Investments Other Than Investments in Related Parties
                                December 31, 1998


                                                                    Number of
                                                                    shares or                                   Amount at
                                                              units-principal                                  which shown
                                                                   amounts of                         Fair       in the
Type of investment                                             bonds or notes           Cost         value   balance sheet
Fixed maturities held-for-investment:
   U.S. Government and government agencies and authorities          1,000,000     $1,035,937     1,070,000       1,011,702
   Public utilities                                                   500,000        521,230       515,000         503,391
   Industrial and miscellaneous                                     2,448,168      2,457,567     2,471,776       2,434,052
   Special revenue and special assessment of agencies and
      authorities of governments and political
     subdivisions                                                   1,000,000      1,014,063     1,007,765       1,007,765
                                                                    ---------      ---------     ---------       ---------

   Total fixed maturities                                           4,948,168      5,028,797     5,064,541       4,956,910
                                                                   ----------     ----------    ----------      ----------

Fixed maturities available-for-sale:
   U.S. Government and government agencies and authorities          5,050,000      5,154,256     5,309,123       5,309,123
  Public utilities                                                    655,000        705,047       733,600         733,600
   Industrial and miscellaneous                                    21,190,000     22,022,017    22,436,438      22,436,438
   Special revenue and special assessment of agencies and
     authorities of governments and political
     subdivisions                                                        -              -             -               -
                                                                      -------        -------       -------         ----

Total fixed maturities                                             26,895,000     27,881,320    28,479,161      28,479,161
                                                                   ----------     ----------    ----------      ----------

                                                                   31,843,168     32,910,117    33,543,702      33,436,071
                                                                   ==========     ----------    ==========      ----------

Equity securities:
   Common, including investments in mutual fund                        11,046        210,370       250,232         250,232
                                                                       ======        -------       =======         -------

Policy loans                                                                       8,255,432                     8,255,432
                                                                                   ---------                     ---------

Student loans                                                                        207,006                       207,006
                                                                                     -------                       -------

Short-term investments                                                            11,434,983                    11,434,983
                                                                                  ----------                    ----------

Other invested assets                                                                   -                             -
                                                                                      ------                        ---

   Total investments                                                             $53,017,908                   $53,583,724
                                                                                 ==========                    ==========

                       See accompanying auditors' report.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                             Financial Data Schedule

             For the periods ending December 31, 1998, 1997 and 1996


                                                          December 31,               December 31,             December 31,
                                                              1998                       1997                     1996
Fixed maturities held for sale                            $28,479,161                $31,843,324               $24,276,239
Fixed maturities held to
  maturity (carrying value)                                 4,956,910                 10,501,712                14,974,962
Fixed maturities held to
  maturity (market value)                                   5,064,541                 10,631,003                15,140,919
  Investment in equity
  securities                                                  250,232                    839,973                      -
Mortgage loans on real estate                                    -                          -                         -
Investment in real estate                                        -                          -                         -
Total investments                                          53,583,724                 50,870,390                51,319,216
Cash and cash equivalents                                     682,389                  2,448,994                   206,056
Reinsurance recoverable on
  paid losses                                                 306,258                    359,688                   379,692
Deferred policy acquisition costs                          13,583,956                 15,451,689                16,979,612
Total assets                                               81,319,288                 82,142,465                81,809,360
Policy liabilities-future
  benefits, losses, claims                                  1,727,300                  1,409,031                   985,720
Policy liabilities-unearned
  premiums                                                  6,023,399                  7,108,662                 8,249,190
Policy liabilities-other claims
  and benefits                                                540,789                    427,649                   293,221
Other policyholder funds                                       64,738                     59,686                    59,596
Notes payable, bonds, mortgages,
  and similar debt                                          1,000,000                  1,000,000                 1,000,000
Preferred stocks mandatory
  Redemption                                                     -                           -                        -
Preferred stocks non-
  mandatory redemption                                           -                           -                        -
Common stock                                                1,907,989                  1,907,989                 1,907,989
Other stockholders equity                                   4,011,519                  4,011,519                 4,011,519
Total liabilities and
  stockholders equity                                      81,319,288                 82,142,465                81,809,360
Premiums                                                    7,228,227                  7,643,650                 7,915,019
Net investment income                                       3,587,147                  3,545,311                 3,318,627
Realized investment gains
  and losses                                                  525,181                    506,795                   869,502
Other income                                                     -                           -                        -
Benefits, claims, losses
  and settlement expenses                                   4,012,491                  4,307,013                 3,812,463
Underwriting acquisition and
insurance expenses-
  amortization of deferred
  policy acquisition costs                                  3,484,689                  3,542,617                 3,364,738

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY


                                                          December 31,               December 31,             December 31,
                                                             1998                        1997                     1996
Underwriting acquisitions and
  insurance expense other                                  $4,044,686                 $3,382,255                $3,246,552
Income or (loss) before taxes                                (625,640)                   249,410                 1,588,505
Income tax expense                                           (241,907)                    54,200                   196,000
Income (Loss) continuing
  operations                                                 (383,733)                   195,210                 1,392,505
Discontinued operations                                          -                           -                        -
Extraordinary items                                              -                           -                        -
Cumulative effect-changes in
  accounting principals                                          -                           -                        -
Net income (loss)                                           $(383,733)                  $195,210                $1,392,505

Earnings per share - basic                                      $(.20)                      $.10                      $.73
Earnings per share - diluted                                    $(.20)                      $.10                      $.73


                                                                                                                     Schedule III

                                            SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                               Supplementary Insurance Information

                                                December 31, 1998, 1997 and 1996



                             Future policy                            Other                         Benefits Amortization
                   Deferred    benefits,      Policy-                policy                           claims  of deferred
                     policy  losses claims   holders'              claims &                  Net    losses &       policy     Other
                acquisition     and loss      account   Unearned   benefits   Premium investment  settlement  acquisition operating
                    cost        expenses     balances   premiums    payable   revenue     income    expenses        costs  expenses
                -----------  -------------   --------   --------   --------   -------     ------    --------        -----  --------

1998 Life
  and
  annuities     $13,583,956    1,727,300   52,520,300   6,023,399  540,789  7,228,227  3,587,147  4,346,820    3,484,689  4,044,686
                ===========    =========   ==========   =========  =======  =========  =========  =========    =========  =========

1997 Life
  and
  annuities     $15,451,689    1,409,031   52,335,511   7,108,662  427,649  7,643,650  3,545,311  4,431,474    3,542,617  3,382,255
                ===========    =========   ==========   =========  =======  =========  =========  =========    =========  =========

1996 Life
  and
  annuities     $16,979,612      985,720   52,347,996   8,249,190  293,221  7,915,019  3,318,627  3,813,361    3,364,738  3,246,552
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

                                                                                                                       Schedule IV
                                       SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                                      Reinsurance

                                           December 31, 1998, 1997 and 1996



                                                                                                                    Percentage
                                                        Ceded to            Assumed                                  of amount
                                                          other           from other                                  assumed
                                     Direct amount      companies          companies             Net amount           to net


December 31, 1998:
   Life insurance in force            $919,014,000    297,913,000        548,515,000          1,169,616,000                47%
                                      ============    ===========        ===========          =============                ===

   Premiums:
     Life insurance                      7,366,153        863,436            566,628              7,069,345                 8%
     Accident & health insurance           158,882           -                  -                   158,882                  -
                                           -------          -----              -----                -------                  -

   Total Premiums                       $7,525,035        863,436            566,628              7,228,227                 8%
                                        ==========        =======            =======              =========                 ==

December 31, 1997:
   Life insurance in force          $1,026,038,000    337,901,000        532,772,000          1,220,909,000                44%
                                    ==============    ===========        ===========          =============                ===

   Premiums:
     Life insurance                      8,055,672        914,071            490,726              7,632,327               6.4%
     Accident & health insurance            11,323           -                  -                    11,323                 -
                                            ------          -----              -----                 ------                 -

   Total Premiums                       $8,066,995        914,071            490,726              7,643,650               6.4%
                                        ==========        =======            =======              =========               ====

December 31, 1996:
   Life insurance in force          $1,165,948,000    386,084,000        537,743,000          1,317,607,000                41%
                                    ==============    ===========        ===========          =============                ===

   Premiums:
     Life insurance                      8,415,790      1,030,673            528,636              7,913,753               6.7%
     Accident & health insurance             1,274           -                  -                     1,274                  -
                                             -----        -------            -------                  -----                  -

   Total Premiums                       $8,417,064      1,030,673            528,636              7,915,027               6.7%
                                        ==========      =========            =======              =========               ====



Item 9.  Change in and disagreements on accounting and financial disclosure.

       Southern Security Life (the "Company") retained Ernst & Young LLP as its independent auditors and replaced KPMG Peat Marwick LLP effective February 21, 1999. No report of KPMG Peat Marwick LLP on the financial statements of the Company for either of the past two years contained an adverse opinion, or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. Since the engagement of KPMG Peat Marwick LLP for the Company's two most recent fiscal years and through the date of replacement, there were no disagreements between the Company and KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The change in independent accountants was approved by the Company's Board of Directors and disclosed in a Form 8K, which was filed with the Securities and Exchange Commission on February 26, 1999. Reference is made to current reports on Forms 8-K dated February 26, 1999.

                                    PART III

Item 10.  Directors and executive officers of the Company.

The Company's Board of Directors consists of nine persons, six of whom are not employees of the Company. There is no family relationship between or among any of the directors, except that Scott M. Quist is the son of George R. Quist. The following table sets forth certain information with respect to the directors and executive officers of the Company.

                                                 Director
Name                                  Age          Since                   Position(s) with the Company

George R. Quist                       78         December 1998             Chairman of the Board, President
                                                                           and Chief Executive Officer

William C. Sargent                    70         December 1998             Senior Vice President, Secretary
                                                                           and Director

Scott M. Quist                        45         December 1998             First Vice President, General
                                                                           Counsel, Treasurer and Director

Charles L. Crittenden                 79         December 1998             Director

Sherman B. Lowe                       84         December 1998             Director

R.A.F. McCormick                      85         December 1998             Director

H. Craig Moody                        45         December 1998             Director

Norman G. Wilbur                      60         December 1998             Director

Robert G. Hunter                      39         December 1998             Director

Committees of the Board of Directors include an executive committee, on which George Quist, Scott Quist, Sargent and Moody serve; an audit committee, on which Crittenden, Lowe, Moody, and Wilbur serve; and a compensation committee, on which Crittenden, Lowe and George Quist serve.

The following is a description of the business experience of each of the directors.

George R. Quist, age 78, has been Chairman of the Board, President and Chief Executive Officer of the Company since December 1998. Mr. Quist is also Chairman of the Board, President and Chief Executive Officer of Security National Financial Corporation and has served in this position since October 1979. From 1960 to 1964, he was Executive Vice President and Treasurer of Pacific Guardian Life Insurance Company. From 1946 to 1960, he was an agent, District Manager and Associate General Agent for various insurance companies. Mr. Quist also served from 1981 to 1982 as the President of The National Association of Life Companies, a trade association of 642 life insurance companies, and from 1982 to 1983 as its Chairman of the Board.

William C. Sargent, age 70, has been Senior Vice President, Secretary and a director since December 1998. Mr. Sargent is also Senior Vice President, Secretary and a director of Security National Financial Corporation and has served in this position since February 1980. Prior to 1980, he was employed by Security National as a salesman and agency superintendent.

Scott M. Quist, age 45, has been General Counsel, First Vice President, Treasurer and a director since December 1998. Mr. Quist is also First Vice President, General Counsel, Treasurer and a director of Security National Financial Corporation and has served in this position since May 1986. From 1980 to 1982, Mr. Quist was a tax specialist with Peat, Marwick, Mitchell, & Co., in Dallas, Texas. From 1986 to 1991, he was a treasure and director of The National Association of Life Companies, a trade association of 642 insurance companies until its merger with the American Council of Life Companies. Mr. Quist has been a member of the Board of Governors of the Forum 500 Section (representing small insurance companies) of the American Council of Life Insurance. Mr. Quist has also served as regional director of Key Bank of Utah since November 1993. Mr. Quist is currently a director and Vice President of the National Alliance of Life Companies, a trade association of over 200 life companies.

Charles L. Crittenden, age 79, has been a director of the Company since December 1998. Mr. Crittenden is also a director of Security National Financial Corporation and has served in this position since October 1979. Mr. Crittenden has been sole stockholder of Crittenden Paint & Glass Company since 1958. He is also an owner of Crittenden Enterprises, a real estate development company and Chairman of the Board of Linco, Inc.

Sherman B. Lowe, age 84, has been a director of the Company since December 1998. Mr. Lowe is also a director of Security National Financial Corporation and has served in this position since October 1979. Mr. Lowe was formerly President and Manager of Lowe's Pharmacy for over 30 years. He is now retired. He is an owner of Burton-Lowe

Ranches, a general partnership.

R.A.F. McCormick, age 85, has been a director of the Company since December 1998. Mr. McCormick is also a director of Security National Financial Corporation and has served in this position since October 1979. He is a past Vice President of Sales for Cloverclub Foods. He is now retired.

H. Craig Moody, age 45, has been a director of the Company since December 1998. Mr. Moody is also a director of Security National Financial Corporation and has served in this position since September 1995. Mr. Moody is owner of Moody & Associates, a political consulting and real estate company. He is a former Speaker and House Majority Leader of the House of Representatives of the State of Utah.

Norman G. Wilbur, age 60, has been a director of the Company since December 1998. Mr. Wilbur is also a director of Security National Financial Corporation and has served in this position since October 1998. Mr Wilbur worked for J.C. Penny's regional offices in budget and analysis. His final position was Manager of Planning and Reporting for J.C. Penney's stores. After 36 years with J.C. Penny's, he took an option of an early retirement in 1997. Mr. Wilbur is a past board member of a homeless organization in Plano, Texas.

Robert G. Hunter, M.D., age 39, has been a director of the Company since December 1998. Dr. Hunter is also a director of Security National Financial Corporation and has served in this position since October 1998. Dr. Hunter is currently a practicing physician in private practice. Dr. Hunter created the State Wide E.N.T. Organization (Rocky Mountain E.N.T., Inc.) where he is currently a member of the Executive Committee. He is Chairman of Surgery at Cottonwood Hospital, a delegate to the Utah Medical Association and a delegate representing Utah to the American Medical Association, and a member of several medical advisory boards.


Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company (the business biographies set forth above):

Name                        Age           Title
George R. Quist (1)         78            Chairman of the Board, President and
                                          Chief Executive Officer

William C. Sargent          70            Senior vice President and Secretary

Scott M. Quist (1)          45            First Vice President, General Counsel
                                          and Treasurer

(1) George R. Quist is the father of Scott M. Quist.


The Board of Directors of the Company has a written procedure which requires disclosure to the Board of any material interest or any affiliation on the part of any of its officers, directors or employees which is in conflict or may be in conflict with the interests of the Company.

No director, officer or 5% stockholder of the Company or its subsidiaries, or any affiliate thereof has had any transactions with the Company or its subsidiaries during 1998 or 1997.

Each of the directors are board members of Security National Financial Corporation (the ultimate parent of the Company) which has a class of equity securities registered under the Securities Exchange Act of 1934, as amended. In addition, Scott M. Quist is a regional director of Key Bank of Utah. All directors of the Company hold office until the next annual meeting of stockholders, until their successors have been elected and qualified, or until their earlier resignation or removal.

Item 11.  Executive compensation.

   (a) Summary compensation. The following summary compensation table is provided with respect to the Company's Chief Executive Officer and its Executive Vice President, who constitute all of the executive officers of the Company whose total annual salary and bonus exceed $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                              Long Term Compensation

                                     Annual Compensation                   Awards          Awards      |Payouts   |
                                                                         |                             |          |
   (a)                 (b)       (c)          (d)          (e)           |     (f)          (g)        |  (h)     |    (i)
                                                                         |                             |          |
                                                          Other          |   Restricted   Securities   |          |All other
Name and                                                  Annual         |     Stock      Underlying   |  LTIP    |  Compen-
Principal                                              Compensation      |     Awards     Options/     | Payouts  |  sation
Position              Year     Salary ($)   Bonus ($)      ($)           |      ($)       SARs(#)      |   ($)    |    ($)
                                                                         |                             |          |
President                                                                |                             |          |
and Chief                                                                |                             |          |
Executive                                                                |                             |          |
Officer                                                                  |                             |          |
                                                                         |                             |          |
George R. Quist(1)    1998     $0            $0        $0                |     $0         N/A          |  N/A     |    N/A
                                                                         |                             |          |
George Pihakis        1998     $244,800      $0        $13,625(2)        |     $0         N/A          |  N/A     |  $1,050,000 (3)
                                                                         |                             |          |
George Pihakis        1997     $244,800      $0        $11,674(2)        |     $0         N/A          |  N/A     |    N/A
                                                                         |                             |          |
George Pihakis        1996     $244,800      $0        $11,374(2)        |     $0         N/A          |  N/A     |    N/A
                                                                         |                             |          |
                                                                         |                             |          |
                                                                         |                             |          |
                                                                         |                             |          |
Executive Vice                                                           |                             |          |
President                                                                |                             |          |
                                                                         |                             |          |
David C. Thompson     1998     $121,275      $0        $13,313(4)        |     $0         N/A          |  N/A     |    N/A
                                                                         |                             |          |
David C. Thompson     1997     $121,275      $0        $14,043(4)        |     $0         N/A          |  N/A     |    N/A
                                                                         |                             |          |
David C. Thompson     1996     $121,275      $0        $13,685(4)        |     $0         N/A          |  N/A     |    N/A
                                                                         |                             |          |
                                                                         |                             |          |

(1) New officers appointd in December 1998 did not receive any compensation in 1998.

(2) During 1998 this amount included $6,350 paid in the form of a director's fee, and $7,275 paid in the form of a car allowance. During 1997 this amount included $6,600 paid in the form of a director's fee, $550 paid in the form of an executive committee fee, and $4,524 paid in the form of a car allowance. During 1996 this amount included $6,300 paid in the form of a director's fee, $550 paid in the form of an executive committee fee, $4,524 paid in the form of a car allowance.

(3) Payment of lump sum settlement under Executive Compensation Agreement. See "Item 11 Executive compensation (e) Employee contracts."

(4) During 1998 this amount included $6,350 paid in the form of a director's fee,$6,000 paid in the form of a car allowance, and $963 paid in the form of dues at a social club used exclusively for business purposes. During 1997 this amount included $6,600 paid in the form of a director's fee, $550 paid in the form of an executive committee fee, $6,000 paid in the form of a car allowance, and $893 paid in the form of dues at a social club used exclusively for business purposes. During 1996 this amount included $6,300 paid in the form of a director's fee, $550 paid in the form of an executive committee fee, $6,000 paid in the form of a car allowance, and $835 paid in the form of dues at a social club used exclusively for business purposes.

  (b)Prerequisites. Executive officers of the Company who are employees of the Company are covered under a group life, group dis-ability, and hospitalization plan that does not discriminate in favor of officers and that is generally available to all salaried employees. The Company does not have a pension, retirement or other deferred compensation plan, or any other similar arrangement.

  (c)Director's fees and other fees. Directors of the Company prior to December 17, 1998 received a director's fee of $6,600 per year for serving as director of the Company. Each director of the Company also received the sum of $275 for each committee meeting attended, if such committee meeting is not in conjunction with a meeting of the Company's Board of Directors held at the same time and place. New directors elected in December 1998 did not receive any compensation in 1998.

  (d)Compensation committee interlocks and insider participation. The Executive Committee of the Company's Board of Directors makes recommendation to the Board of Directors concerning the compensation of the Company's executive officers. Subsequently, the Board of Directors makes all final decisions concerning such compensation.

  (e)Employee contracts. As part of the acquisition by Security National Financial Corporation (SNFC) on December 17, 1998 of SSLIC Holding Company (formerly Consolidare Enterprises, Inc.), SNFC caused the Company to pay $1,050,000 to George Pihakis, President and Chief Executive Officer of the Company prior to closing, as a lump sum settlement of the executive compensation agreement between the Company and Mr. Pihakis.

Item 12.  Security ownership of certain beneficial owners and management.

     (a) The following table sets forth, as of December 31, 1998, information with respect to the only persons known by the Company to be the beneficial owner of more than 5% of the Company's outstanding voting securities:

                                                                     Number of Shares
Title                                                                 and Nature of
 of               Name and Address of                                    Beneficial                   Percent
Class             Beneficial Owner                                        Ownership                  of Class


Common            SSLIC Holding Company Inc., formerly
Shares            Consolidare Enterprises, Inc.                           1,095,496                    57.4%
                  c/o Security National Life Ins. Co.     Direct
                  5300 S 360 W, Suite 200 Salt Lake City, UT 84123

Common            Capital Indemnity Corp.,                                  151,871                     8.0%
Shares            George A. Fait                                            Direct
                  4610 University Ave, Madison, WI



Item 13.  Certain relationships and related transactions.

         Insuradyne Corporation, a wholly-owned subsidiary of Security National Financial Corporation, serves as general agent for the Company, pursuant to a general agency agreement, which is terminable by either party with 30 days notice. In such capacity, Insuradyne receives a commission on the first year commissionable premium on certain of the Company's policies as well as a small renewal commission on certain other policies. In accordance with the Florida Insurance Code, a copy of the Company's General Agency Agreement with Insuradyne Corporation was filed with and approved by the Florida Department of Insurance. Management of the Company believes that the terms of its General Agency Agreement with Insuradyne are as favorable to the Company as terms which could be obtained from independent third parties. During 1998, gross com missions in the amount of $252,955 were earned by Insuradyne Corporation. At December 31, 1998, the Company owes $22,871 to Insuradyne as a result of commissions earned by Insuradyne but for which Insuradyne has not yet requested payment.

         No director or officer of the Company or any associates of any director or officer of the Company was indebted to the Company at December 31, 1998.

         The Company continues to be indebted to its parent, SNFC, in the amount of $1,000,000, pursuant to a promissory note dated

December 1988, which bears interest at the annual rate of interest equal to the prime rate (as hereinafter defined) plus 2%, with such interest rate not to be less than 9% nor in excess of 11%. For purposes of this promissory note, prime rate is defined to mean the prime rate as announced by Compass Bank, Birmingham, Alabama, from time to time, as its prime rate (which interest rate is only a bench mark, is purely discretionary and is not necessarily the best or lowest rate charged borrowing customers). This promissory note is due on demand and is payable out of capital surplus in excess of $1,900,000, pursuant to Florida Statutes ss.628.401 (1990). Interest and principal can only be repaid upon the express written approval of the Florida Department of Insurance.

         The Company entered into an Administrative Services Agreement dated December 17 1998 with SNFC. Under the terms of the agreement, SNFC has agreed to provide the Company with certain defined administrative and financial services, underwriting, data processing, legal, building management, marketing advisory services and investment services. In consideration for the services to be provided by SNFC, the Company shall pay SNFC an administrative service fee of $250,000 per month, which may be increased, beginning on January 1, 2001, to reflect increases in Consumer Price Index, over the index amount as of January 1, 2000.

         The Administrative Services Agreement shall remain in effect for an initial term expiring on December 16, 2003. However, the term of the agreement may be automatically extended for additional on-year term unless either the Company of SNFC shall deliver a written notice on or before September 30 of any year stating to the other its desire not to extend the term of the agreement. SSLIC Holding Company, a wholly owned subsidiary of Security National Life Insurance Company, owns 57.4% of the outstanding shares of common stock of the Company. Security National Life Insurance Company is a wholly owned subsidiary of SNFC. In addition, George R. Quist, the Company's President and Chef Executive Officer is the President and Chief Executive Officer of SNFC; Scott M. Quist, the Company's First Vice President, General Counsel and Treasurer is the First Vice President, General Counsel and Treasurer of SNFC; and William C. Sargent, the Company's Senior Vice President and Secretary is the Senior Vice President and Secretary of SNFC. Finally, the directors of the Company also serve as the directors of SNFC. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

                                     PART IV


Item 14.  Financial statements, exhibits filed and reports on Form 10-K.

                                                                                                     Page Number
         (a)      1.       See item 8
                                                                                                        26


                  2.       Supplemental Schedules.

                           Required   Financial  Data  -  for  the  years  ended
                           December 31, 1998, 1997 and 1996 included in Part II,
                           Item 8:

                           Schedule I - Summary of Investments -
                           Other than Investments in Related
                           Parties.................................                                     65

                           Financial Data Schedule.................                                     66

                           Schedule III - Supplementary Insurance
                           Information.............................                                     68

                           Schedule IV - Reinsurance...............                                     69


         Schedules other than those listed above have been omitted because they are not applicable or because the required information is included in the financial statements and notes thereto or in Item 7 -Management's Discussion and Analysis of Financial Condition and Results of Operations.

3.       Exhibits

         Exhibit No.       Document                                                                  Page Number

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

                  10.A     Executive Compensation Agree-
                           ment between the Company and
                           George Pihakis (without exhibits)
                           incorporated by reference herein
                           from Exhibit 10(B) of the Annual
                           Report of the Company filed on
                           Form 10-K for the fiscal year
                           ended December 31, 1984.................

                  10.B     Revolving Financing Agreement between
                           the Company and the Student Loan
                           Marketing Association, dated as of
                           September 19, 1996......................

                  10.C     Reinsurance Agreement between the
                           Company and United Group Insurance
                           Company, dated as of December 31, 1992
                           incorporated by reference herein from
                           Exhibit 10(B) of the Annual Report of the
                           Company filed on Form 10-K for the fiscal
                           year ended December 31, 1992............

                  10.D     Agency Agreement between the Company and
                           Insuradyne Corporation incorporated by
                           reference herein from Exhibit 10(C)of
                           the Annual Report of the Company filed
                           on Form 10-K for the fiscal year ended
                           December 31, 1993.......................

                  10.E     Administrative Services Agreement between
                           the Company and Security National Financial
                           Corporation dated December 17, 1998.....                                     83

                  11.      Statement Re Computation of Net Income per
                           common share............................                                     84

                  21.      Definitive proxy materials for the
                           Annual Meeting of Shareholders held
                           July 18, 1998...........................                                     85


3.       Exhibits

         Exhibit No.       Document           Page Number


(b)      Reports on Form 8-K

                           Change in principal auditor filed
                           effective February 26, 1999.............

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY


Dated: April 6, 1999                       By:___________________________
                                               Chairman of the Board, President
                                               and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated:

Signature                                 Title                                           Date
---------                                 -----                                           ----
George R. Quist                           Chairman of the                                 April 6, 1999
                                          Board, President and
                                          Chief Executive Officer
                                          and (Principal Executive
                                          Officer)

Scott M. Quist                            First Vice President,                           April 6, 1999
                                          General Counsel, and
                                          Treasurer and Director
                                          (Principal Financial and
                                          Accounting Officer)

William C. Sargent                        Senior Vice President,                          April 6, 1999
                                          Secretary and Director

Charles L. Crittenden                     Director                                        April 6, 1999

Sherman B. Lowe                           Director                                        April 6, 1999

R.A.F. McCormick                          Director                                        April 6, 1999

H. Craig Moody                            Director                                        April 6, 1999

Norman G. Wilbur                          Director                                        April 6, 1999

Robert G. Hunter                          Director                                        April 6, 1999


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                  EXHIBIT 10.E

                    ADMINISTRATIVE SERVICES AGREEMENT BETWEEN
             THE COMPANY AND SECURITY NATIONAL FINANCIAL CORPORATION

                             DATED DECEMBER 17, 1998

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                   EXHIBIT 11

                            COMPUTATION OF NET INCOME

                                PER COMMON SHARE



                            1998             1997            1996
                         ----------       ---------        --------
Weighted Average
Shares Outstanding       1,907,989        1,907,989         1,907,989

Net Income (Loss)        $(383,733)        $195,210        $1,392,505

Per Share Amount             $(.20)            $.10              $.73

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                   EXHIBIT 21

                DEFINITIVE PROXY MATERIALS FOR THE ANNUAL MEETING

                                  July 18, 1998