Form 10-Q
period 1999-03-31
SOUTHERN SECURITY LIFE INSURANCE CO
filed 1999-05-20
CIK 109747

                                    Form 10-Q
                                   (conformed)
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999 or

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from _______ to_______

For Quarter Ended March 31, 1999  Commission File No.  2-35669

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

                       Florida                    59-1231733
                (State of incorporation)      (I.R.S. tax number)

                     755 Rinehart Road, Lake Mary, FL 32746

Registrant's telephone number, including area code:  (407) 321-7113

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

                                                 Number Outstanding at
                    Title of class                  March 31, 1999
                  Class A Common Shares               1,907,989
                   $1.00 per share

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                    Form 10-Q
                          Quarter Ended March 31, 1999
                                      INDEX
                                     Part I
                              FINANCIAL INFORMATION




    ITEM 1  Condensed Financial Statements

       Balance sheets - March 31, 1999 and December 31, 1998               3-4

       Statements of Income - Three Months Ended
            March 31, 1999 and 1998                                          5

       Statements of Cash Flows - Three Months Ended
            March 31, 1999 and 1998                                          6

       Notes to Condensed Financial Statements                             7-8


    ITEM 2  Management's Discussion and Analysis of
       Financial Condition of Results of Operations,
       March 31, 1999                                                     9-15

    ITEM 3  Quantitative and Qualitative Disclosure of Market Risk


                                    PART II
       Other Information                                                 16-17

       Signature Page                                                       18

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                 Balance Sheets

                      March 31, 1999 and December 31, 1998

                                                                           March 31, 1999             December 31,
    Assets                                                                   (unaudited)                  1998
    ------                                                                   -----------                  ----

Investments:
   Fixed maturities held-to-maturity
       (fair value, $5,017,910 and
       $5,064,541 at March  31, 1999
       and December 31, 1998 respectively)                                    $ 4,932,956              $4,956,910
   Securities available-for-sale,
           at fair value:
       Fixed maturities (cost of
           $27,635,196 at March 31, 1999 and
           $27,671,425 at December 31,
           1998)                                                               27,939,967             28,479,161
       Equity securities (cost, $210,370
           and $210,370 at March 31, 1999 and
           December 31, 1998, respectively)                                       255,784                250,232
   Policy and student loans                                                     8,122,139              8,462,438
   Short-term investments                                                       5,058,037             11,434,983
   Short-term investments with related party                                    4,010,239               -
                                                                                ---------              ---------
                                                                               50,319,122             53,583,724

Cash and cash equivalents                                                       2,615,198                682,389
Accrued investment income                                                         838,464                564,118
Deferred policy acquisition costs                                              13,473,338             13,583,956
Policyholders' account balances on
   deposit with reinsurer                                                       8,426,975              8,518,571
Reinsurance receivable                                                            302,426                306,258
Receivables:
   Agent balances                                                               1,276,311                994,493
   Other                                                                          179,352                351,478
   Refundable income taxes                                                         42,599                 34,951
Property and equipment, net, at cost                                            2,547,185              2,585,255
                                                                                ---------              ---------
                                                                              $80,020,970            $81,205,193
                                                                              ===========            ===========

            See accompanying notes to condensed financial statements

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                      March 31, 1999 and December 31, 1998

                                                                          March 31, 1999            December 31,
Liabilities and Shareholders' Equity                                        (unaudited)                 1998
------------------------------------                                        -----------                 ----
Liabilities:
  Policy liabilities and accruals:                                            $1,806,867             $1,727,300
 Future policy benefits:
       Policyholders'  account balances                                       52,139,821             52,520,300
       Unearned revenue                                                        5,752,121              6,023,399
       Other policy claims and benefits payable                                  623,775                540,789
  Other Policyholders' funds, dividend
       and endowment accumulations                                                66,001                 64,738
  Funds held related to reinsurance treaties                                   1,405,916              1,419,357
  Note payable to related party                                                1,000,000              1,000,000
  Due to affiliated insurance agency                                              76,425                 22,871
  General expenses accrued                                                       554,405                747,148
  Unearned investment income                                                     331,071                340,622
  Other liabilities                                                               75,476                 90,489
  Deferred income taxes                                                          606,808                796,074
                                                                               ---------              ---------
                                                                              64,438,686             65,293,087
                                                                              ----------             ----------
Shareholders' equity:
  Common stock, $1 par, authorized
       3,000,000 shares; issued and out-
       standing, 1,907,989 shares                                              1,907,989              1,907,989
  Capital in excess of par                                                     4,011,519              4,011,519
  Accumulated other comprehensive income                                         175,242                430,161
  Retained earnings                                                            9,487,534              9,562,437
                                                                               ---------              ---------
                                                                              15,582,284             15,912,106
Commitments and contingencies                                                   -                      -
                                                                             -----------            -----------
                                                                             $80,020,970            $81,205,193
                                                                             ===========            ===========

            See accompanying notes to condensed financial statements

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                        Statements of Income (unaudited)

               For The Three Months Ended March 31, 1999 and 1998


                                                                                1999                              1998
                                                                                ----                              ----
Revenues:
 Net insurance revenues                                                      $1,751,040                       $1,763,427
 Net investment income                                                          904,557                          933,728
 Realized gain on investments                                                      -                             332,283
                                                                              ---------                          -------
                                                                              2,655,597                        3,029,438

Benefits, losses & expenses:
 Annuity, death, surrender and
   other benefits                                                             1,132,790                        1,086,402
 Increase in future policy
   benefits                                                                     127,104                          128,855
 Amortization of deferred
   policy acquisitions costs                                                    828,668                          927,211
 Operating expenses                                                             627,086                          786,085
 Interest expense with
   related party                                                                 22,500                           22,500
                                                                                 ------                           ------
                                                                              2,738,148                        2,951,053
 Income (loss) before income
   taxes                                                                        (82,551)                          78,385
 Income tax expense (benefit)                                                    (7,648)                          29,394
                                                                                 -------                          ------
          Net income (loss)                                                    $(74,903)                         $48,991
                                                                                ========                          ======
Basic net income (loss) per
  share of common stock                                                           $.(04)                            $.03
                                                                                    ====                             ===
Diluted net income (loss) per
  share of common stock                                                           $.(04)                            $.03
                                                                                    ====                             ===



            See accompanying notes to condensed financial statements

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                      Statements of Cash Flows (unaudited)

                 For Three Months Ended March. 31, 1999 and 1998

                                                                               1999                    1998
                                                                               ----                    ----
Net cash provided by operating activities                                       $84,557                $983,546

Cash flows provided by (used in) investing activities:
  Purchase of investments available
     for sale (equity & fixed maturity)                                         -                    (5,771,931)
  Proceeds from maturity of held to maturity securities                          21,097               2,017,761
  Proceeds from maturity of  available for
     sale securities                                                            -                       257,240
  Proceeds from sale of available for sale
     securities (equity and fixed maturity)                                     -                     5,681,917
  Net change in short term investments                                        2,366,707                 -
  Net change in policy and student loans                                        340,299                   6,583
  Acquisition of property & equipment                                             -                     (11,103)
                                                                                -------                 -------
     Net cash provided by investing activities                               $2,728,103              $2,180,467

Cash flows provided by (used in) financing activities:
   Receipts from universal life and certain
     annuity policies credited to policyholder
     account balances                                                         1,751,831                 921,719
   Return of policyholder account balances on
     universal life and certain annuity policies                             (2,631,682)               (996,897)
                                                                             ----------                --------

Net cash used in financing activities                                         $(879,851)               $(75,178)
                                                                              ---------                --------
Increase in cash and cash equivalents                                         1,932,809               3,088,835

Cash and cash equivalents at
   beginning of period                                                         $682,389              $2,448,994
                                                                               --------              ----------
Cash and cash equivalents at
   end of period                                                             $2,615,198              $5,537,829
                                                                             ==========              ==========

            See accompanying notes to condensed financial statements

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

               Notes to Condensed Financial Statements (unaudited)

                      For Three Months Ended March 31, 1999


1.     Unaudited Financial Statements:

       The accompanying financial statements have been prepared by management in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by generally accepted accounting principles for complete financial statements. All adjustments and accruals considered necessary for fair presentation of financial information have been included in the opinion of management, and are of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Southern Security Life Insurance Company 1998 Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

2.     Comprehensive Income:

       Total comprehensive income (loss) was $(329,822) and $56,487, for the three months ended March 31, 1999 and 1998, respectively.

3.     Management Fees

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

               Notes to Condensed Financial Statements (unaudited)

                      For Three Months Ended March 31, 1999

 4.    Subsequent Event

       The Company received $719,000 on April 23, 1999 as partial settlement to a lawsuit filed by Southern Security against AEGON USA and PFL Life Insurance Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overview.

         This analysis of the results of operations and financial condition of Southern Security Life should be read in conjunction with the Condensed Financial Statements and Notes to the Condensed Financial Statements included in this report.

         In recent years, the Company has primarily issued two types of insurance products, universal life and final expense products. Universal life provides insurance coverage with flexible premiums, within limits, which allow policyholders to accumulate cash values. The accumulated cash values are credited with tax-deferred interest, as adjusted by the Company on a periodic basis. Deducted from the cash accumulations are administrative charges and mortality costs. Should a policy surrender in its early years, the Company assesses a surrender fee against the cash value accumulations based on a graded formula. Final expense products are traditional endowment type insurance policies written for the senior market. Because they are written to a senior market they are designed to accommodate adverse health conditions. Because of the size of the policies they are usually issued with only limited underwriting. The coverage size of the policy is roughly equivalent to the insured's anticipated funeral costs.

         Pursuant to the accounting methods prescribed by Statement of Financial Accounting Standards No. 97 (SFAS 97), premiums received from policyholders on universal life products are credited to policyholder account balances and treated as a liability rather than income. Revenues on such products result from the mortality and administrative fees charged to policyholder balances in addition to surrender charges assessed at the time of surrender as explained above. Such costs of insurance, expense charges, and surrender charges are recog-nized as revenue is earned. In addition, the Company has adopted policy designs with the characteristic of having higher expense charges during the first policy year than in renewal years. Under SFAS 97, the excess of these charges are reported as unearned revenue. The unearned revenue is then amortized into income over the life of the policy using the same assumptions and factors used to amortize capitalized acquisition costs. Interest credited to policyholder balances is shown as a part of benefit expenses. Premiums received from final expense products are treated as revenue when received.

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

Overview continued.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overview, continued

         The following table sets forth certain percentages reflecting financial data and results of operations (a) for 1999, 1998 and 1997 premium and investment revenues and (b) for period to period increases and (decreases).

                                            Relationships to Total Revenues                       Period to Period
                                                 Period Ended March 31,                        (Increase or Decrease)
                                           1999          1998         1997                     99-98            98-97
                                           ----          ----         ----                     -----            -----
   Insurance Revenues                        66%          58%            74%                    (2%)             (16%)
   Net Investment Income                     34           31             30                     (3%)               8%
   Realized Investment Gains                 -            11             (4)                  (100%)             391%

     Total Revenues                         100%         100%           100%                   (12%)               6%

   Losses, claims and loss
    adjustment expenses                      47%          40%            38%                     4%               11%
   Acquisition costs                         31           31             33                    (10%)               0%
   Other operating costs and
     expenses                                25           26             32                    (20%)             (13%)

     Total expenses                         103%          97%           103%                    (7%)               0%)

   Income (loss) before income taxes         (3%)          3%           (4%)                  (205%)             171%
   Provision for income taxes                 -%           -%            1%                   (126%)             195%

   Net income (loss)                         (3%)          3%           (3%)                  (253%)             162%


Results of Operations.

First Quarter 1999 Compared to First Quarter 1998

       Total revenues decreased by $374,000, or 12%, to $2,656,000 for the three months ended March 31, 1999, from $3,029,000 for the three months ended March 31, 1998. Contributing to this decrease was a $13,000 decrease in net insurance revenues, a $332,000 decrease in realized gains on investments, and a $30,000 decrease in net investment income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations continued

         The Company's decision to reduce its mutual fund holdings in early 1998 resulted in $332,000 in realized gains on investments for the three months ended March 31, 1998 as compared to no realized gains on investments for the same period of 1999.

         Annuity, death, surrender, and other benefits and increase in future policy benefits increased by $45,000, or 4%, to $1,260,000 for the three months ended March 31, 1999 from $1,215,000 for the comparable period in 1998. The increase was due primarily to increased ordinary benefits and future policy reserves for new in-force policies.

         The amortization of deferred policy acquisitions costs decreased by $99,000 or 10% to $829,000 for the three months ended March 31, 1999, from $927,000 for the comparable period in 1998. The decrease in amortization expenses was primarily due to a significant improvement in persistency in death claims as well as the interest spread between the amounts credited to policyholders and the amounts the Company has earned on its investment portfolio.

         Operating expenses decreased by $159,000, or 20%, to $627,000 for the three months ended March 31, 1999 from $786,000 for the same period of 1998.

         Effective December 17, 1998, the Company entered into an Administrative Services Agreement with Security National Financial Corporation ("SNFC"). Under the terms of the agreement, SNFC has agreed to provide the Company with certain defined administrative and financial services, including accounting services, financial reports and statements, actuarial, policyholder services, underwriting, data processing, legal, building management, marketing advisory services and investment services. In consideration for the services to be provided by SNFC, the Company shall pay SNFC an administrative services fee of $250,000 per month, provided, however, that such fee shall be reduced to zero for so long as the capital and surplus of the Company is less than or equal to $6,000,000, unless the Company and SNFC otherwise agree in writing and such agreement is approved by the Florida Department of Insurance.

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

         The net loss before income taxes for the three months ended March 31, 1999 was $82,000 as compared to a net gain of $78,000 for 1998. This loss was attributed to a net reduction in revenues of $373,000 but this reduction was partially offset by a net decrease in benefits, losses, expenses and taxes of $213,000.


Liquidity and Capital Resources

         Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities" requires investments in all debt securities and those equity securities with readily determinable market values be classified into one of three categories: held-to-maturity, trading or available-for-sale. Classification of investments is based upon management's current intent. Debt securities, which management has a positive intent and ability to hold until maturity, are classified as securities held-to-maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held-to- maturity are not reflected in the financial statements. Debt and equity securities that are purchased for short-term resale are classified as trading securities. Trading securities are carried at market value, with unrealized holding gains and losses included in earnings. All other debt and equity securities not included in the above two categories are classified as securities available-for-sale. Securities available-for-sale are carried at market value, with unrealized holding gains and losses reported as a separate component of other comprehensive income, net of tax and a valuation allowance against deferred acquisition costs.

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

         The National Association of Insurance Commissioners, in order to enhance the regulation of insurer solvency, issued a model law to implement risk-based capital (RBC) requirements for life insurance companies, which are designed to assess capital adequacy. Pursuant to the model law, insurers having less statutory surplus than required by the RBC

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources continued

calculation will be subject to varying degrees of regulatory action. At March 30, 1999, and December 31, 1998 the Company had statutory surplus well in excess of any RBC action level requirements.

         The Company has no material commitments for capital expenditures throughout the balance of the year 1999 as all rentable space on the first floor of its office building is fully leased.


Year 2000

         The Company is currently completing its efforts to resolve the potential impact of the year 2000 on the processing of information by the
Company's insurance systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than year 2000, which could result in miscalculations or system failures. The Company has substantially completed the necessary system upgrades and compliance testing and expects the system to be entirely complete by September 30, 1999.

         The Company's most significant operational system is currently being replaced through conversion pursuant to an Administrative Services Agreement. Under the Administrative Services Agreement entered into by the Company effective December 17, 1998, Security National made available a new LifePro Administration system. LifePro is a subsidiary of IBM. Since May of 1998, SNFC has invested in excess of $1.0 million to implement a system conversion for the Company. For further discussion on the Administrative Services Agreement, see the "Results of Operations" section discussion on operating expenses.

         The anticipated future costs of addressing potential Year 2000 problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Management believes that manual policy and claims administration could be performed in the unlikely event that one or more of its systems did not function. The Company plans to devote the necessary resources to test and remediate all remaining Year 2000 issues in a timely manner.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


Year 2000 continued

         The cost that has been incurred and paid in achieving Year 2000 compliance is approximately $1.0 million as discussed above. As of March 31, 1999, management does not anticipate any other significant costs to be incurred associated with its year 2000 initiatives.


Item 3. Quantitative and Qualitative Disclosure of Market Risk

         There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 1998.

                            Part II Other Information

Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities

              None

Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K


3.   Exhibits
     (a)

         Exhibit No.                    Document

                   3. Articles of Incorporation, as amended, and By-Laws, as amended (without exhibits) dated September 1994, incorporated by reference herein from Exhibit 3(1) of the Annual Report of the Company filed on Form 10-K for the fiscal year ended December 31, 1994

                  10.A Executive Compensation Agreement between the Company and George Pihakis (without exhibits) incorporated by reference herein from Exhibit 10(B) of the Annual Report of the Company filed on Form 10-K for the fiscal year ended December 31, 1984

                  10.B Revolving Financing Agreement between the Company and the Student Loan Marketing Association, dated as of September 19, 1996

3.       Exhibits

         Exhibit No.                    Document


                  10.C Reinsurance Agreement between the Company and United Group Insurance Company, dated as of December 31, 1992 incorporated by reference herein from Exhibit 10(B) of the Annual Report of the Company filed on Form 10-K for the fiscal year ended December 31, 1992

                  10.D Agency Agreement between the Company and Insuradyne Corporation incorporated by reference herein from
                           Exhibit 10C of the Annual Report of the Company filed on Form 10-K for the fiscal year ended December 31, 1993

                  10.E Administrative Services Agreement between the Company and Security National Financial Corporation effective December 17, 1998, incorporated by reference herein from exhibit 10.E of the Annual Report of the Company filed on Form 10-K for the fiscal year ending December 31, 1998.

27.      Financial Data Schedule

(b)      Reports on Form 8-K

         On February 26, 1999 the Company filed a report on Form 8-K regarding a change in its certifying accountant.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.






                       SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                   Registrant


Dated: May 20, 1999    BY:    George R. Quist
                              President and Chief Executive Officer (Principal
                              Executive Officer)

Dated: May 20, 1999    BY:    Scott M. Quist
                              First Vice President, General Counsel and
                              Treasurer (Principal Financial and Accounting
                              Officer)