Form 10-Q
period 1999-06-30
SOUTHERN SECURITY LIFE INSURANCE CO
filed 1999-08-19
CIK 109747

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.

                          FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1999           Commission File Number: 2-35669


          SOUTHERN SECURITY LIFE INSURANCE COMPANY
         ------------------------------------------
                  Exact Name of Registrant.


           FLORIDA                           59-1231733
----------------------------          ----------------------
(State or other jurisdiction             IRS Identification Number
of incorporation or organization)

755 Rinehart Road, Lake Mary, Florida           32746
--------------------------------------       -----------
(Address of principal executive offices)      (Zip Code)



Registrant's telephone number, including Area Code        (407) 321-7113


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES  XX         NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $1.00 par value           1,907,989
-------------------------------------      ------------------
      Title of Class                       Number of Shares outstanding
                                           as of June 30, 1999


          SOUTHERN SECURITY LIFE INSURANCE COMPANY
                          FORM 10Q

                 QUARTER ENDED JUNE 30, 1999

                      TABLE OF CONTENTS

               PART I - FINANCIAL INFORMATION


Item 1 Financial Statements                            Page No.

      Statements of Income - Six and Three Months
      ended June 30, 1999 and 1998 . . . . . . . . . . . . .3

      Balance Sheets - June 30, 1999
      and December 31, 1998. . . . . . . . . . . . . . . .4-5

      Statements of Cash Flows -
      Six months ended June 30, 1999 and 1998. . . . . . . .6

      Notes to Condensed Financial Statements. . . . . . .7-8


Item 2     Management's Discussion and Analysis. . . . . 8-12

Item 3     Quantitative and Qualitative Disclosure
           of Market Risk. . . . . . . . . . . . . . . . . 12

                 PART II - OTHER INFORMATION

      Other Information. . . . . . . . . . . . . . . . .13-14

      Signature Page . . . . . . . . . . . . . . . . . . . 15



                       SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                Statements of Income
                                    (Unaudited)


                     Six Months Ended June 30,     Three Months Ended June 30,
                     1999           1998         1999                1998
                 (Unaudited)     (Unaudited)  (Unaudited)        (Unaudited)
                ------------    ------------  ----------        -----------
Revenues:
---------
Net insurance
  revenues       $3,176,270      $3,880,958    $ 1,425,230      $  2,117,531
Net investment
  income          1,728,002       1,867,987        947,004           934,259
Net investment
  income with
  related parties   395,636            --          272,077              --
Realized gain on
  investments         --            414,184           --              81,901
Other               721,904            --          721,904              --
                  ----------     -----------     -----------     -----------
  Total revenues  6,021,812        6,163,129     3,366,215         3,133,691

Benefits, losses and expenses:
-----------------------------
Annuity, death,
  surrender and
  other policy
  benefits         2,630,383       2,317,699      1,497,593        1,231,297
Increase in
  future policy
  benefits           138,506         226,953         11,402           98,098
Amortization of
  deferred policy
  acquisition
  costs            1,474,406       1,726,723        645,738          799,512
Operating
  expenses         1,479,057       1,825,162        851,971        1,039,077
Interest expense
  with related
   party              45,000          45,000         22,500           22,500
  Total benefits
   and expenses    5,767,352       6,141,537      3,029,204        3,190,484

Income (loss)
  before income
  taxes              254,460          21,592        337,011          (56,793)
Income tax
  expense (benefit)   98,476           7,049        106,124          (22,345)

    Net income
     (loss)       $  155,984      $   14,543     $  230,887      $   (34,448)
Basic net income
  (loss) per
  share of common
  stock                 $.08            $.01           $.12            $(.02)

Diluted net
  income (loss) per
  share of common
  stock                 $.08            $.01           $.12            $(.02)


See accompanying notes to condensed financial statements.


                              SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                         BALANCE SHEETS



                                     June 30, 1999                December 31,
                                       (Unaudited)                     1998
Assets:                              -------------                ------------
-------
Investments:
  Fixed maturities held-to
      maturity at amortized cost      $ 4,868,764                 $ 4,956,910
  Securities available for sale,
          at fair value:
      Fixed maturities                 26,221,053                  28,479,161
      Equity securities                   273,971                     250,232
      Equity securities
        of related party                  339,830                       --
  Policy and student loans              8,286,944                   8,462,438
  Short-term investments                7,650,478                  11,434,983
  Short-term investments
    with related party                  1,468,217                       --
                                     ------------                 -----------
    Total investments                  49,109,257                  53,583,724

Cash and cash equivalents               3,710,010                     682,389
Accrued investment income                 613,153                     564,118
Deferred policy acquisition costs      13,122,469                  13,583,956
Policyholders' account balances on
  deposit with reinsurer                8,340,973                   8,518,571
Reinsurance receivable                    413,836                     306,258
Receivables:
  Agent balances                        1,392,534                     994,493
  Other                                    53,678                     351,478
  Refundable income taxes                  34,951                      34,951
Property and equipment,
   net, at cost                         2,505,334                   2,585,255
                                     ------------                  ----------
    Total assets                      $79,296,195                 $81,205,193



See accompanying notes to condensed financial statements.



                               SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                       BALANCE SHEETS (Continued)


                                            June 30, 1999        December 31,
                                             (Unaudited)             1998
Liabilities and Shareholders' Equity:      ---------------      -------------
------------------------------------
Liabilities:
  Policy liabilities and accruals            $ 1,865,806        $ 1,727,300
  Future policy benefits:
    Policyholders' account balances           51,400,879         52,520,300
    Unearned revenue                           5,480,768          6,023,399
    Other policy claims and benefits payable     835,632            540,789
  Other Policyholders' funds, dividend
     and endowment accumulations                  67,044             64,738
  Funds held related to reinsurance treaties   1,415,545          1,419,357
  Note payable to related party                1,000,000          1,000,000
  Due to affiliated insurance agency             131,282             22,871
  General expenses accrued                       596,448            747,148
  Unearned investment income                     331,433            340,622
  Other liabilities                               85,713             90,489
  Deferred income taxes                          705,284            796,074
                                            ------------        -----------
    Total liabilities                         63,915,834         65,293,087

Shareholders' Equity:
  Common stock, $1 par, authorized
    3,000,000 shares; issued and outstanding
    1,907,989 shares                           1,907,989          1,907,989
  Capital in excess of par                     4,011,519          4,011,519
  Accumulated other comprehensive
    income (loss)                               (257,568)           430,161
  Retained earnings                            9,718,421          9,562,437
                                            ------------        -----------
Total common stock                            15,380,361         15,912,106
                                            ------------        -----------
  Total liabilities and
   stockholders' equity                      $79,296,195        $81,205,193



See accompanying notes to condensed financial statements.


                            SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                   STATEMENTS OF CASH FLOWS
                                          (Unaudited)


                                                Six Months Ended June 30,
                                               1999                 1998

Net cash provided by operating activities  $   158,461            $ 1,831,961

Cash flows provided by (used in)
  investing activities:
    Purchase of investments available
      for sale (equity and fixed maturity)    (339,830)            (6,782,600)
    Proceeds from maturity of held to
      maturity securities                       82,961              4,042,975
    Proceeds from maturity of available
      for sale securities                    1,171,236                299,281
    Proceeds from sale of available for
      sale securities (equity and
       fixed maturity)                           --                 6,779,007
    Net change in short-term
      investments                            2,316,288                  --
    Net change in policy and
     student loans                             171,682               (141,997)
    Acquisition of property
       and equipment                             --                   (45,445)

Net cash provided by
   investing activities                      3,402,337              4,151,221

Cash flows provided by (used in) financing activities:
-----------------------------------------------------
  Receipts from universal
   life and certain annuity
    policies credited to
    policyholder account balances            3,283,542              1,716,589

  Return of policyholder
    account balances on
    universal life and
    certain annuity policies                (3,816,719)            (2,333,598)


Net cash used in financing activities         (533,177)              (617,009)

Increase in cash and cash equivalents        3,027,621              5,366,173

Cash and cash equivalents at beginning
    of period                                  682,389              2,448,994

Cash and cash equivalents at
   end of period                           $ 3,710,010            $ 7,815,167


See accompanying notes to condensed financial statements.



          SOUTHERN SECURITY LIFE INSURANCE COMPANY
           Notes to Condensed Financial Statements
                        June 30, 1999
                         (Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. All adjustments and accruals considered necessary for fair presentation of financial information have been included in the opinion of management, and are of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results. These statements should be read in conjunction with the financial statements and the notes thereto included in the Southern Security Life Insurance Company 1998 Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (file number 2-35669).

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The estimates susceptible to significant change are those used in determining the liability for future policy benefits and claims.
Although some variability is inherent in these estimates, management believes the amounts provided are adequate.

2. Comprehensive Income

For the three months ended June 30, 1999 and 1998, total comprehensive income (loss) was $(201,923) and $(36,744), respectively.

For the six months ended June 30, 1999 and 1998, total comprehensive income (loss) was $(531,745) and $19,743, respectively.

3. Management Fees

Effective December 17, 1998, the Company entered into an Administrative Services Agreement with Security National Financial Corporation ("SNFC"). Under the terms of the agreement, SNFC has agreed to provide the Company with certain defined administrative and financial services, including accounting services, financial reports and statements, actuarial, policyholder services, underwriting, data processing, legal, building management, marketing advisory services and investment services. In consideration for the services to be provided by SNFC, the Company shall pay SNFC an administrative services fee of $250,000 per month, provided, however, that such fee shall be reduced to zero for so long as the capital and surplus of the Company is less than or equal to $6,000,000 unless the Company and SNFC otherwise agree in writing and such agreement is approved by the Florida Department of Insurance.

The administrative services fee may be increased, beginning on January 1, 2001, to reflect increases in the Consumer Price Index, over the index amount as of January 1, 2000. The Administrative Services Agreement shall remain in effect for an initial term expiring on December 16, 2003. The term of the agreement may be automatically extended for additional one-year terms unless either the Company or SNFC shall deliver a written notice on or before September 30 of any year stating to the other its desire not to extend the term of the Agreement. However, in no event can the Agreement be terminated prior to December 16, 2003. It is anticipated that the Company will realize a reduced level of general and administrative costs in the future as a result of the Administrative Services Agreement.

Item 2.  Management's Discussion and Analysis
         ------------------------------------
Overview

This analysis of the results of operations and financial condition of Southern Security Life should be read in conjunction with the Condensed Financial Statements and Notes to the Condensed Financial Statements included in this report.

In recent years, the Company has primarily issued two types of insurance products: universal life and final expense products. Universal life provides insurance coverage with flexible premiums, within limits, which allow policyholders to accumulate cash values. The accumulated cash values are credited with tax-deferred interest, as adjusted by the Company on a periodic basis. Deducted from the cash accumulations are administrative charges and mortality costs. Should a policy surrender in its early years, the Company assesses a surrender fee against the cash value accumulations based on a graded formula.

Final expense products are traditional endowment type insurance policies written for the senior market. Because the products are written to a senior market they are designed to accommodate adverse health conditions. Because of the size of the policies, the products are usually issued with only limited underwriting. The coverage size of the policy is roughly equivalent to the insured's anticipated funeral costs.

An additional source of income to the Company is investment revenue. The Company invests those funds deposited by policyholders of universal life and annuity products in debt and equity securities in order to earn interest and dividend income, a portion of which is credited back to the policyholders. Interest rates and maturities of the Company's investment portfolio play an important part in determining the interest rates credited to policyholders.

Product profitability is affected by several different factors, such as mortality experience (actual versus expected), interest rate spreads (excess interest earned over interest credited to policyholders) and controlling policy acquisition costs and other costs of operation. The results of any one reporting period may be significantly affected by the level of death claims or other policyholder benefits incurred due to the Company's relatively small size.

Results of Operations

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998.
--------------------------------------------------------------------------

Total revenues decreased by $141,000, or 2.3%, to $6,022,000 for the six months ended June 30, 1999, from $6,163,000 for the six months ended June 30, 1998. Contributing to this reduction in total revenues was a $705,000 decrease in net insurance revenues and a $414,000 decrease in realized gain on investments. In addition there was a $256,000 increase in net investment income and a $722,000 increase in other revenues.

Net insurance revenues decreased by
$705,000, or 18.2%, to $3,176,000 for the six months ended June 30, 1999, from $3,881,000 for the six months ended June 30, 1998. This decrease was primarily the result of a change in the sales mix of the Company's insurance products. Since March 1998, the sales of the Company's funeral plan products have been greater than the universal life products. The universal life products are for greater face amounts than the funeral plan products. Consequently, the insurance revenues from final expense products are less than those from universal life products.

The Company's decision in 1998 to reduce its mutual fund holdings resulted in $414,000 in realized gains on investments for the six months ended June 30, 1998 as compared to no realized gains on investments for the same period in 1999.

Net investment income increased by $256,000, or 13.7%, to $2,124,000 for the six months ended June 30, 1999, from $1,868,000 for the six months ended June 30, 1998. Part of this increase (approximately $110,000) was due to rent collected for the Company's office space which is now paid by an affiliated company (see the management fee discussed in the Notes to the Condensed Financial Statements) whereas in the prior year the rent was an intercompany charge which was eliminated in the financial statements. The balance of the increase (approximately $146,000) was due to the Company investing in mortgage loans provided by an affiliated company which are warehoused until the loans are sold to a third party investor.

Other revenues totaled $722,000 for the six months ended June 30, 1999 as compared to none for the same period in 1998. This amount was the result of a settlement from insurance claims filed for the recovery of the costs to litigate a case against a former officer of the Company.

Annuity, death, surrender, and other policy benefits and increase in future policy benefits increased by $224,000, or 8.8%, to $2,769,000 for the six months ended June 30, 1999, from $2,545,000 for the comparable period in 1998. The increase was primarily due to increased interest credited for policyholder funds and greater death claims.

The amortization of deferred policy acquisition costs decreased by $252,000, or 14.6%, to $1,474,000, for the six months ended June 30,
1999, from $1,727,000 for the comparable period in 1998. The decrease in amortization expenses was primarily due to the change in net insurance revenues.

Operating expenses decreased by $346,000, or 19.0% to $1,479,000 for the six months ended June 30, 1999 from $1,825,000 for the same period in 1998. This reduction was primarily due to the change in insurance revenues, which resulted in lower commission expense and premium taxes. In addition, on December 17, 1998, the Company entered into an Administrative Services Agreement with Security National Financial Corporation, an affiliated company, to provide administrative services for a fixed fee. See Notes to Condensed Financial Statements.

Second Quarter of 1999 Compared to Second Quarter of 1998
---------------------------------------------------------

Total revenues increased by $232,000, or 7.4%, to $3,366,000 for the three months ended June 30, 1999, from $3,134,000 for the three months ended June 30, 1998. Contributing to this increase was a $722,000 increase in other revenues, and a $285,000 increase in net investment income. In addition there was a $693,000 decrease in net insurance revenues and an $82,000 decrease in realized gain on investments.

Net insurance revenues decreased $693,000 or 32.7%, to $1,425,000 for the three months ended June 30, 1999, from $2,118,000 for the three months ended June 30, 1998. This decrease is primarily the result of a change in the sales mix of the Company's insurance products. Since March 1998, the sales of the Company's funeral plan products have been greater than the universal life products. The universal life products are for greater face amounts than the funeral plan products. Consequently, the insurance revenues from the final expense products are less than those from universal life products.

The Company's decision in 1998 to reduce its mutual fund holdings resulted in $82,000 in realized gains on investments for the three months ended June 30, 1998 as compared to no realized gains on investments for the same period in 1999.

Net investment income increased by $285,000, or 30.5%, to $1,219,000 for the three months ended June 30, 1999, from $934,000 for the three months ended June 30, 1998. Part of this increase (approximately $110,000) was due to rent collected for the Company's office space which is now paid by an affiliated company (see the management fee discussed in the Notes to the Condensed Financial Statements), whereas in the prior year the rent was an intercompany charge and eliminated in the financial statements. The balance of the increase (approximately $175,000) was due to investing in mortgage loans provided by an affiliated company which are warehoused until the loans are sold to a third party investor.

Other revenues totaled $722,000 for the three months ended June 30, 1999 as compared to none for the same period in 1998. This amount was the result of a settlement from insurance claims filed for the recovery of the costs to litigate a case against a former officer of the Company.

Annuity, death, surrender, and other policy benefits and increase in future policy benefits increased by $180,000, or 13.5%, to $1,509,000 for the three months ended June 30, 1999, from $1,329,000 for the comparable period in 1998. The increase was primarily due to increased interest credited for policyholder funds and greater death claims.

The amortization of deferred policy acquisition costs decreased by $154,000, or 19.2%, to $646,000, for the three months ended June 30, 1999, from $800,000 for the comparable period in 1998. The decrease in amortization expenses was primarily due to the change in net insurance revenues.

Operating expenses decreased by $187,000, or 18.0%, to $852,000 for the three months ended June 30, 1999 from $1,039,000 for the same period in 1998. The decrease was primarily due to the change in insurance revenues, which resulted in lower commission expense and premium taxes. In addition, on December 17, 1998, the Company entered into an Administrative Services Agreement with Security National Financial Corporation, an affiliated company, to provide administrative services for a fixed fee. See Notes to Condensed Financial Statements.

Liquidity and Capital Resources

The Company attempts to match the duration of invested assets with its policyholder liabilities. The Company may sell investments other than those held-to-maturity in the portfolio to help in this timing; however, to date, that has not been necessary. The Company purchases short-term investments on a temporary basis to meet the expectations of short-term requirements of the Company's products. The Company's investment philosophy is intended to provide a rate of return which will persist during the expected duration of policyholder liabilities regardless of future interest rate movements.

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing life insurance companies. Bonds owned by the Company amounted to $31,090,000 as of June 30, 1999 as compared to $33,436,000 as of December 31, 1998. This represents 63.3% and 62.4% of the total investments as of June 30, 1999 and December 31, 1998, respectively. Generally, all bonds owned by the Company are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At June 30, 1999, and at December 31, 1998,the Company did not have investments in bonds in rating categories three through six, which are considered non-investment grade.

The Company has classified certain of its fixed income securities as available for sale, with the remainder classified as held to maturity. However, in accordance with Company policy, any such securities purchased in the future will be classified as held to maturity. Business conditions, however, may develop in the future which may indicate a need for a higher level of liquidity in the investment portfolio. In that event the Company believes it could sell short-term investment grade securities before liquidating higher-yielding longer term securities.

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At June 30, 1999 and December 31, 1998, the Company exceeded the regulatory criteria.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 1998 was 17.4% as compared to a rate of 20.0% for 1997. The 1999 lapse rate is approximately the same as 1998.

At June 30, 1999, $8,608,000 of the Company's consolidated stockholders' equity represented the statutory stockholders' equity. The Company cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

The Company has no material commitments for capital expenditures.

Year 2000 Issues
----------------

The Company is currently completing its efforts to resolve the potential impact of the Year 2000 on the processing of information by the Company's insurance systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000, which could result in miscalculations or system failures. The Company has substantially completed the necessary system upgrades and compliance testing and expects the system to be entirely complete by September 30, 1999.

The Company's most significant operational system is currently being replaced through conversion pursuant to an Administrative Services Agreement. Under the Administrative Services Agreement entered into by the Company effective December 17, 1998, Security National made available a new LifePro Administrative system. LifePro is a subsidiary of IBM. Since May of 1998, SNFC has invested in excess of $1.0 million to implement a system conversion for the Company. For further discussion on the Administrative Services Agreement, see the Notes to Condensed Financial Statements.

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

The cost that has been incurred and paid in achieving Year 2000 compliance is approximately $1.0 million as discussed above. As of June 30, 1999, management does not anticipate any other significant costs to be incurred associated with its Year 2000 initiatives.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 1998.

                    Part II  Other Information:

Item 1.   Legal Proceedings

          The Company has been named as a party in connection with two actions pending in the Circuit Court of Loundes County, Alabama by Willie May Oliver and Eugene Oliver, Jr., in the first action and Eva Mae Howard in the second action. The complaints filed in these actions against the Company and certain insurance agents assert claims for fraud, misrepresentation, and negligent hiring, training and supervision by the Company and seek compensatory and punitive damages, interest and costs. The Company believes that there is no basis to the claims in the complaints and intends to vigorously defend against these actions. The Company has had settlement discussions with the Olivers and Ms. Howard and has reached a tentative settlement with these individuals which would, when completed, result in the dismissal of the complaints against the Company with prejudice. The proposed settlement would not have a material adverse effect on the Company nor its business.

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

          NONE

Item 5.   Other Information

          NONE

Item 6.   Exhibits and Reports on Form 8-K

  (a)     Exhibits

   3. A. Articles of Incorporation, as amended, and By-laws, as amended (without exhibits), dated September 1994, incorporated by reference herein from Exhibit 3(1) of the Annual Report of the Company filed on Form 10-K for the fiscal year ended December 31, 1994.

  10. A. Executive Compensation Agreement between the Company and George Pihakis (without exhibits) incorporated by reference herein from Exhibit 10(B) of the Annual Report of the Company filed on Form 10-K for the fiscal year ended December 31, 1984.

      B. Revolving Financing Agreement between the Company and the Student Loan Marketing Association, dated as of September 19, 1996, incorporated by reference herein from Exhibit 10(A) of the Annual Report of the Company filed on Form 10-K for the fiscal year ended December 31, 1996.

      C. Reinsurance Agreement between the Company and United Group Insurance Company, dated as of December 31, 1992 incorporated by reference herein from Exhibit 10(B) of the Annual Report of the Company filed on Form 10-K for the fiscal year ended December 31, 1992.

      D.  Agency Agreement between the Company and Insuradyne
          Corporation incorporated by reference herein from Exhibit 10(C) of the Annual Report of the Company filed on Form
          10-K for the fiscal year ended December 31, 1993.

      E. Administrative Services Agreement between the Company and Security National Financial Corporation effective December 17, 1998, incorporated by reference herein from
          Exhibit 10(E) of the Annual Report of the Company filed on Form 10-K for the fiscal year ending December 31, 1998.

  27.   Financial Data Schedule

  (b)   Reports on Form 8-K:

        NONE

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         REGISTRANT

          SOUTHERN SECURITY LIFE INSURANCE COMPANY
                         Registrant



DATED: August 18, 1999         By:   George R. Quist,
       ---------------            -------------------
                                     President and Chief
                                     Executive Officer
                                     (Principal Executive
                                     Officer)


DATED: August 18, 1999         By:   Scott M. Quist
       ---------------            ------------------
                                     First Vice President,
                                     General Counsel and
                                     Treasurer (Principal
                                     Financial and Accounting
                                     Officer)