Form 10-Q
period 1999-09-30
SOUTHERN SECURITY LIFE INSURANCE CO
filed 1999-11-19
CIK 109747

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.

                             FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1999      Commission File Number: 2-35669


             SOUTHERN SECURITY LIFE INSURANCE COMPANY
                     Exact Name of Registrant.


              FLORIDA                               59-1231733
-------------------------------           -------------------------
(State or other jurisdiction of           IRS Identification Number
incorporation or organization


755 Rinehart Road, Lake Mary, Florida                  32746
--------------------------------------             -------------
(Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including Area Code  (407) 321-7113
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES  XX         NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $1.00 par value              1,907,989
-------------------------------------           --------------
      Title of Class                            Number of Shares
                                                Outstanding as of
                                                September 30, 1999

             SOUTHERN SECURITY LIFE INSURANCE COMPANY
                             FORM 10Q

                 QUARTER ENDED SEPTEMBER 30, 1999

                         TABLE OF CONTENTS

                  PART I - FINANCIAL INFORMATION



Item 1 Financial Statements                           Page No.

      Statements of Income - Nine and Three Months
      ended September 30, 1999 and 1998. . . . . . . . . . 3

      Balance Sheets - September 30, 1999
      and December 31, 1998. . . . . . . . . . . . . . . 4-5

      Statements of Cash Flows -
      Nine months ended September 30, 1999 and 1998. . . . 6

      Notes to Condensed Financial Statements. . . . . . . 7


Item 2     Management's Discussion and Analysis. . . .  8-11

Item 3     Quantitative and Qualitative Disclosure
           of Market Risk. . . . . . . . . . . . . . . . .11

                    PART II - OTHER INFORMATION

      Other Information. . . . . . . . . . . . . . . . 12-13

      Signature Page . . . . . . . . . . . . . . . . . . .14


                       SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                 Statements of Income
                                     (Unaudited)


                      Nine Months Ended             Three Months Ended
                         September 30,                September 30,
                      1999            1998         1999            1998
                   ----------    ----------     ---------      ----------
Revenues:
Net insurance
  revenues         $5,224,546     5,807,306      2,048,276       1,926,348
Net investment
  income            2,072,294     2,782,706        344,292         914,719
Net investment
  income with
  related parties     638,150        --            242,514           --
Realized gain on
  investments           --          414,184          --              --
Other                 760,143         --            38,239           --
                   ----------     ---------      ---------     ----------
  Total revenues    8,695,133     9,004,196      2,673,321      2,841,067

Benefits, losses and expenses:
Annuity, death, surrender and
  other policy
  benefits          3,269,224     3,333,074        638,841      1,015,375
Increase in future
  policy benefits     179,228       358,928         40,722        131,975
Amortization of deferred
  policy
  acquisition costs 2,189,984     2,377,017        715,578        650,294
Commissions and
  operating
  expenses          2,312,005     2,600,743        832,948        775,581
Interest expense with
  related party        67,500        67,500         22,500         22,500
                   ----------    ----------     ----------     ----------
    Total benefits
     and expenses   8,017,941     8,737,262      2,250,589      2,595,725
                   ----------    ----------     ----------     ----------
Income (loss) before
  income taxes        677,192       266,934        422,732        245,342
Income tax expense
   (benefit)          261,396       100,100        162,920         93,051
                   ----------    ----------     ----------     ----------
    Net income
     (loss)        $  415,796    $  166,834     $  259,812    $   152,291
                   ==========    ==========     ==========    ===========
Basic net
  income (loss)
  per share of
  common stock           $.22         $0.08          $.14           $0.08
                         ====         =====          ====           =====

Diluted net
  income (loss) per
  share of
  common stock           $.22         $0.08          $.14            $0.08
                         ====         =====          ====            =====

See accompanying notes to condensed financial statements.


                       SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                    BALANCE SHEETS



                              September 30, 1999              December 31,
                                  (Unaudited)                     1998
                              -------------------             -------------
Assets:
Investments:
  Fixed maturities held-to
      maturity at amortized cost    $  4,808,074                $ 4,956,910
  Securities available for sale,
      at fair value:
      Fixed maturities                24,495,071                 28,479,161
      Equity securities                  273,971                    250,232
      Equity securities
       of related party                  405,349                      --
  Policy and student loans             8,251,654                  8,462,438
  Short-term investments               6,252,491                 11,434,983
  Short-term investments
    with related party                 4,346,908                      --
                                     -----------               ------------
    Total investments                 48,833,518                 53,583,724

Cash and cash equivalents              3,081,465                    682,389
Accrued investment income                770,545                    564,118
Deferred policy acquisition costs     12,913,351                 13,583,956
Policyholders' account balances on
  deposit with reinsurer               8,319,761                  8,518,571
Reinsurance receivable                   305,090                    306,258
Receivables:
  Agent balances                       1,256,690                    994,493
  Other                                  566,204                    351,478
  Refundable income taxes                 34,951                     34,951
Property and equipment,
   net, at cost                        2,468,776                  2,585,255
                                    ------------                -----------
    Total assets                     $78,550,351                $81,205,193
                                     ===========                ===========


See accompanying notes to condensed financial statements.


                  SOUTHERN SECURITY LIFE INSURANCE COMPANY
                           BALANCE SHEETS (Continued)


                                           September 30, 1999     December 31,
                                               (Unaudited)            1998
                                           ------------------     ------------
Liabilities and Shareholders' Equity:
------------------------------------
Liabilities:
  Policy liabilities and accruals                  $ 1,906,528    $ 1,727,300
  Future policy benefits:
    Policyholders' account balances                 51,172,887     52,520,300
    Unearned revenue                                 5,189,749      6,023,399
    Other policy claims and benefits payable           866,943        540,789
  Other Policyholders' funds, dividend
     and endowment accumulations                        68,061         64,738
  Funds held related to reinsurance treaties         1,434,831      1,419,357
  Note payable to related party                      1,000,000      1,000,000
  Due to affiliated insurance agency                   188,927         22,871
  General expenses accrued                             193,478        747,148
  Unearned investment income                           334,484        340,622
  Other liabilities                                    (28,830)        90,489
  Deferred income taxes                                615,880        796,074
                                                   -----------    -----------
    Total liabilities                               62,942,938     65,293,087

Shareholders' Equity:
  Common stock, $1 par, authorized
    3,000,000 shares; issued and outstanding
    1,907,989 shares                                1,907,989       1,907,989
  Capital in excess of par                          4,011,519       4,011,519
  Accumulated other comprehensive
    income (loss)                                    (290,328)        430,161
  Retained earnings                                 9,978,233       9,562,437
                                                  -----------       ---------
Total common stock                                 15,607,413      15,912,106
                                                  -----------     -----------

  Total liabilities and stockholders' equity      $78,550,351     $81,205,193
                                                  ===========     ===========


See accompanying notes to condensed financial statements.



                            SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                    STATEMENTS OF CASH FLOWS
                                           (Unaudited)


                                           Nine Months Ended September 30,
                                               1999                 1998
                                           ----------             --------
Net cash provided by (used in)
   operating activities                    $(1,266,923)           $ 2,495,351
                                           -----------            -----------
Cash flows provided by (used in)
  investing activities:
    Purchase of investments available
      for sale (equity and fixed maturity)   (405,349)             (6,782,600)
    Proceeds from maturity of held to
      maturity securities                     130,301               4,066,507
    Proceeds from maturity of available
      for sale securities                   2,833,129                 299,281
    Proceeds from sale of available for
      sale securities (equity and fixed
       maturity)                               --                   6,779,007
    Net change in short-term investments      835,584                 100,000
    Net change in policy and student loans    210,784                (238,688)
    Acquisition of property and equipment       --                    (69,125)
                                          -----------             -----------
Net cash provided by investing activities   3,474,148               4,154,382
                                          -----------             -----------
Cash flows provided by (used in) financing activities:
  Receipts from universal
    life and certain annuity
    policies credited to
    policyholder account balances           5,030,285               2,070,140

  Return of policyholder
   account balances on
    universal life and
    certain annuity policies               (4,968,735)             (3,479,934)
                                          -----------             -----------

Net cash used in financing activities          61,550              (1,409,794)
                                          -----------             -----------
Increase in cash and cash equivalents       2,399,076               5,239,939

Cash and cash equivalents at beginning
    of period                                 682,389               2,448,994
                                          -----------             -----------
Cash and cash equivalents at
   end of period                          $ 3,081,465             $ 7,688,933
                                          ===========             ===========

See accompanying notes to condensed financial statements.

              SOUTHERN SECURITY LIFE INSURANCE COMPANY
              Notes to Condensed Financial Statements
                         September 30, 1999
                             (Unaudited)

1.  Basis of Presentation
    ---------------------
The accompanying unaudited condensed financial statements have been prepared by management in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. All adjustments and accruals considered necessary for fair presentation of financial information have been included in the opinion of management, and are of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results. These statements should be read in conjunction with the financial statements and the notes thereto included in the Southern Security Life Insurance Company 1998 Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (file number 2-35669).

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

2.  Comprehensive Income
    --------------------
For the nine months ended September 30, 1999 and 1998, total comprehensive income (loss) was $(305,000) and $438,000, respectively.

For the three months ended September 30, 1999 and 1998, total comprehensive income was $227,000 and $419,000, respectively.

3.  Management Fees
    ---------------
Effective December 17, 1998, the Company entered into an Administrative Services Agreement with Security National Financial Corporation ("SNFC"). Under the terms of the agreement, SNFC has agreed to provide the Company with certain defined administrative and financial services, including accounting services, financial reports and statements, actuarial, policyholder services, underwriting, data processing, legal, building management, marketing advisory services and investment services. In consideration for the services to be provided by SNFC, the Company shall pay SNFC an administrative services fee of $250,000 per month, provided, however, that such fee shall be reduced to zero for so long as the capital and surplus of the Company is less than or equal to $6,000,000 unless the Company and SNFC otherwise agree in writing and such agreement is approved by the Florida Department of Insurance.

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

Results of Operations

Third Quarter of 1999 Compared to Third Quarter of 1998

Total revenues decreased by $168,000, or 5.9%, to $2,673,000 for the three months ended September 30, 1999, from $2,841,000 for the three months ended September 30, 1998. Contributing to this decrease was a $38,000 increase in other revenues, a $122,000 increase in net insurance revenue, and a $329,000 decrease in net investment income.

Net insurance revenues increased $122,000, or 6.3%, to $2,048,000 for the three months ended September 30, 1999, from $1,926,000 for the three months ended September 30, 1998. This increase was primarily the result of additional income for assumed group insurance.

Net investment income decreased by $329,000, or 36.0%, to $586,000 for the three months ended September 30, 1999, from $915,000 for the three months ended September 30, 1998. This decrease was primarily the result of a reduction to policy loan interest and additional investment expenses.

Other revenues totaled $38,000 for the three months ended September 30, 1999, as compared to none for the same period in 1998. This amount was the result of a settlement from insurance claims filed for the recovery of the costs to litigate a case against a former officer of the Company.

Annuity, death, surrender, and other policy benefits and increase in future policy benefits decreased by $468,000, or 40.8%, to $679,000 for the three months ended September 30, 1999, from $1,147,000 for the comparable period in 1998. The decrease was a result of lower policyholder benefits for universal life products.

The amortization of deferred policy acquisition costs increased by $65,000, or 10.0%, to $715,000, for the three months ended September 30, 1999, from $650,000 for the comparable period in 1998. The increase in amortization expenses was primarily due to the change in net insurance revenues.

Commissions and operating expenses increased by $57,000, or 6.8%, to $833,000 for the three months ended September 30, 1999, from $776,000 for the same period in 1998. The increase was primarily due to the change in insurance revenues, which resulted in higher commission expense. This increase in commission expense was offset by lower operating expenses due to the Company entering into an Administrative Services Agreement with Security National Financial Corporation, an affiliated company, to provide administrative services for a fixed fee. See Note 3 to Condensed Financial Statements.

Nine Months Ended September 30, 1999, Compared to Nine Months Ended September 30, 1998.

Total revenues decreased by $310,000, or 3.4%, to $8,694,000 for the nine months ended September 30, 1999, from $9,004,000 for the nine months ended September 30, 1998. Contributing to this reduction in total revenues was a $583,000 decrease in net insurance revenues, a $72,000 decrease in net investment income and a $414,000 decrease in realized gain on investments. In addition there was a $760,000 increase in other revenues.

Net insurance revenues decreased by $583,000, or 10.0%, to $5,224,000 for the nine months ended September 30, 1999, from $5,807,000 for the nine months ended September 30, 1998. This decrease was primarily the result of a change in the sales mix of the Company's insurance products. Since March 1998, the sales of the Company's funeral plan products have been greater than the universal life products. The universal life products were for greater face amounts than the funeral plan products. Consequently, the insurance revenues from final expense products were less than those from universal life products.

The Company's decision in 1998 to reduce its mutual fund holdings resulted in $414,000 in realized gains on investments for the nine months ended September 30, 1998, as compared to no realized gains on investments for the same period in 1999.

Net investment income decreased by $73,000, or 2.6%, to $2,710,000 for the nine months ended September 30, 1999, from $2,783,000 for the nine months ended September 30, 1998. This decrease was primarily due to a reduction in invested assets. The reduction in invested assets was a result of lower policyholder account balances due to a change in the Company's sales mix.

Other revenues totaled $760,000 for the nine months ended September 30, 1999, as compared to none for the same period in 1998. This amount was the result of a settlement from insurance claims filed for the recovery of the costs to litigate a case against a former officer of the Company.

Annuity, death, surrender, and other policy benefits and increase in future policy benefits decreased by $243,000, or 6.6%, to $3,448,000 for the nine months ended September 30, 1999, from $3,691,000 for the comparable period in 1998. The decrease was primarily due to a reduction in interest credited for policyholder funds.

The amortization of deferred policy acquisition costs decreased by $187,000, or 7.9%, to $2,190,000, for the nine months ended September 30, 1999, from $2,377,000 for the comparable period in 1998. The decrease in amortization expenses was primarily due to the change in net insurance revenues.

Commissions and operating expenses decreased by $289,000, or 11.1% to $2,312,000 for the nine months ended September 30, 1999 from $2,601,000 for the same period in 1998. This reduction was primarily due to the Company entering into an Administrative Services Agreement with Security National Financial Corporation, an affiliated company, to provide administrative services for a fixed fee. See Note 3 to Condensed Financial Statements.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing life insurance companies. Bonds owned by the Company amounted to $29,303,000 as of September 30, 1999 as compared to $33,436,000 as of December 31, 1998. This represents 60.5% and 62.4% of the total investments as of September 30, 1999 and December 31, 1998, respectively. Generally, all bonds owned by the Company are rated by the National Association of Insurance Commissioners. Under this rating system, there are nine categories used for rating bonds. At September 30, 1999, and at December 31, 1998, the Company did not have investments in bonds in rating categories three through nine, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At September 30, 1999 and December 31, 1998, the Company exceeded the regulatory criteria.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 1998 was 17.4% as compared to a rate of 20.0% for 1997. The 1999 lapse rate is approximately the same as 1998.

At September 30, 1999, $8,886,000 of the Company's consolidated stock-holders' equity represented the statutory stockholders' equity. The Company cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

The Company has no material commitments for capital expenditures.

Year 2000 Issues

The Company has completed its efforts to resolve the potential impact of the Year 2000 on the processing of information by the Company's insurance systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000, which could result in miscalculations or system failures. The Company has substantially completed the necessary system upgrades and compliance testing.

The Company's most significant operational system was replaced through conversion pursuant to an Administrative Services Agreement. Under the Administrative Services Agreement entered into by the Company effective December 17, 1998, Security National made available a new LifePro Administrative system. LifePro is a subsidiary of IBM. Since May of 1998, SNFC has invested in excess of $1.0 million to implement a system conversion for the Company. For further discussion on the Administrative Services Agreement, see the Notes to Condensed Financial Statements.

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

The cost that has been incurred and paid in achieving Year 2000 compliance is approximately $1.0 million as discussed above. As of September 30, 1999, management does not anticipate any other significant costs to be incurred associated with its Year 2000 initiatives.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 1998.

                      Part II  Other Information:

Item 1.   Legal Proceedings

          The Company has been named as a party in an action brought in the Circuit Court, Eighteenth Judicial District, Seminole County, Florida. The action was commenced in December 1998 with an amended complaint filed in April 1999. On three occasions in the past, the Company has been involved in litigation with the plaintiff, William Thomas. In the pending action, Thomas asserts a claim for malicious prosecution and a claim for abuse of process purportedly arising out of a prior action involving him and the Company. In each of the claims, Thomas seeks compensatory damages of $1.0 million plus costs of the action. Thomas has undertaken formal discovery. The Company filed a motion for summary judgment on the claims which is scheduled to be heard on November 23, 1999. Whatever the outcome of the motion, the Company intends to vigorously defend the action. Should the motion be denied, the Company will likely engage in formal discovery.

          An action was brought against the Company in July 1999 by Dorothy Ruth Campbell in the Circuit Court of Escambia County, Alabama. The action arises out of a denial of coverage for a policy with coverage for $10,000. The claims are for breach of contract, bad faith and fraudulent misrepresentation. In the action, Campbell seeks compensatory and punitive damages plus interest. The case is in the early stage as settlement was not reached. The Company has filed its response to the complaint and intends to defend the matter.

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


                               REGISTRANT

                SOUTHERN SECURITY LIFE INSURANCE COMPANY
                               Registrant



DATED: November 19, 1999            By:   George R. Quist,
       -----------------                  ---------------
                                          President and Chief Executive
                                          Officer (Principal Executive
                                          Officer)


DATED: November 19, 1999            By:   Scott M. Quist
       -----------------                  ---------------
                                          First Vice President, General
                                          Counsel and Treasurer (Principal
                                          Financial and Accounting
                                          Officer)