Form 10-K
period 1999-12-31
SOUTHERN SECURITY LIFE INSURANCE CO
filed 2000-03-30
CIK 109747

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1999, or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to

                         Commission File Number 2-35669

                    Southern Security Life Insurance Company
                    ----------------------------------------
             (Exact name of registrant as specified in its Charter)

           FLORIDA                                           59-1231733
----------------------------------                         -------------
(State or other jurisdiction                              (I.R.S. Employer
 of incorporation or organization)                      Identification Number)

         755 Rinehart Road, Lake Mary, Florida                32746
         -------------------------------------                -----
     (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:           (407)  321-7113
                                                              ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
Title of each Class                                   on which registered
-------------------                                  --------------------
      None                                                   None

Securities registered pursuant to Section 12(g) of the Act:

                                                     Name of each exchange
Title of each Class                                   on which registered
-------------------                                  --------------------
      None                                                   None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing
requirements for the past 90 days.           X      Yes                No
                                          -------              -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 27, 2000 was approximately $9,420,696.

As of March 27, 2000, registrant had issued and outstanding 1,907,989 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders' are incorporated by reference into Part III hereof.

                                     PART I

Item 1.  Business.
-----------------

Southern Security Life Insurance Company ("the Company") is a legal reserve life insurance company authorized to transact business in the states of Alabama, Florida, Georgia, Hawaii, Indiana, Illinois, Kentucky, Louisiana, Michigan, Missouri, Oklahoma, South Carolina, Tennessee and Texas. It was incorporated under Florida law in 1966 and was licensed and commenced business in 1969. The Company obtained authorization in the states of Indiana and Oklahoma in 1996 and will continue the process of seeking authorization to transact business in additional states during 2000. During 1999 approximately 40% of the premium income of the Company was from business in force in Florida, its state of domicile. The Company's only industry segment is the ordinary life, accident and health and annuity business.

Effective December 17, 1998, Security National Financial Corporation ("SNFC"), an SEC registrant, acquired 100% of the assets of Consolidare Enterprises, Inc. ("Consolidare") which owned 57.4% of the outstanding shares of the Company. During March 1999, SNFC changed Consolidare's name to SSLIC Holding Company, Inc.

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

The Company introduced its first universal life product in 1986 and currently has two principal universal life products in force. These universal life products offer flexibility to the client as well as tax advantages, both currently and upon the death of the insured. These products allow the Company to better compete in the current market environment. In excess of 8% and 23% of the life policies written by the Company in 1999 and 1998, respectively, were universal life products.

During 1996, the Company introduced a new series of products designed for the seniors market. This new series targets the needs of senior citizens especially as they plan for their final expenses. These new policies are traditional endowment type policies. Because they are written to a senior market they are designed to accommodate adverse health conditions. Because of the size of the policies they are usually issued with only limited underwriting. The coverage size of the policy is roughly equivalent to the insured's anticipated funeral costs. This new series represented 84 % of the life policies written in 1999. New field sales representatives are being actively recruited to market the product.

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

The following table provides information (on a statutory basis) concerning the amount and percentage of premium income resulting from the principal lines of insurance written by the Company during the periods indicated:


                        1999                  1998                1997
                        ====                  ====                ====

                              Per-                 Per-                Per-
                   Amount    centage    Amount   centage    Amount   centage
                  -------    -------   -------   ------    -------   -------
Life
Insurance-

Ordinary (1)(2) $8,103,864    92%   $7,602,811     91%   $8,386,972    94%

Individual

Annuities (1)       46,348     1%       90,289      1%       70,809     1%

Life
Insurance-
Group (SGLI)       438,124     5%      460,029      6%      476,455     5%

Other -
Accident &
   Health          205,872     2%      158,882      2%       11,323     0%
                ----------  -----   ----------   ------  ----------   ----

                $8,794,208   100%   $8,312,011    100%   $8,945,559   100%
                ==========  =====   ==========   ======  ==========  =====

(1) A portion of each of the deposit term policies previously sold by the Company represents ordinary life insurance and the balance represents an individual annuity.

(2) The 1999, 1998, and 1997 premium income for life insurance-ordinary are net of reductions of $1,236,735, $1,329,814, and $1,517,988, respectively, in ceded premium paid to all reinsurers, including Mega Life.

The following table gives information on a generally accepted accounting principles basis concerning operating ratios of the Company for the periods indicated:


                                       1999            1998             1997
                                       ----            ----             ----
Total Net Insurance

 Revenues                         $  6,901,546    $  7,228,227     $  7,643,650

Benefit Costs Paid or
 Provided:

  Amount                          $  4,453,564    $  4,346,820     $  4,431,474
  Ratio to Net Insurance
   Revenue                               64.5%           60.1%            58.0%

Amortization of Deferred Policy
 Acquisition Expenses:
  Amount                          $  3,029,223    $  3,484,689     $  3,542,617
  Ratio to Net Insurance
   Revenue                               43.9%           48.2%            46.3%
General Insurance Expenses:
  Amount                          $  3,261,134    $  4,134,686     $  3,472,255
  Ratio to Net Insurance
   Revenue                               47.3%           57.2%            45.4%

Income (Loss) Before Income
 Taxes:

  Amount                          $    782,126    $   (625,640)    $    249,410
  Ratio to Net Insurance
   Revenue                               11.3%           (8.7%)            3.3%
  Ratio to Total Revenue and
   Investment Income                      6.8%           (5.5%)            2.1%
  Ratio to Equity                         5.0%           (4.0%)            1.5%

The following table provides information about the Company concerning changes in life insurance in force during the periods indicated (exclusive of acciden- tal death benefits):

                                          1999            1998            1997
                                          ----            ----            ----
                                            (In thousands except lapse ratios)
Total life insurance in force at beginning of period:

  Ordinary Whole Life &
   Endowment-Participating          $       532     $       381     $       441
  Ordinary Whole Life &
   Endowment-Non-Participating          913,683       1,019,179       1,157,624
  Term                                    4,799           6,478           7,884
  Reinsurance Assumed                   548,515         532,772         537,701
                                    -----------     -----------     -----------

  Total                             $ 1,467,529     $ 1,558,810     $ 1,703,650
Additions (including re-
insurance assumed):
  Ordinary Whole Life &
   Endowment-Participating          $      --       $      --       $      --
  Ordinary Whole Life &
   Endowment-Non-Participating           66,591          68,935          82,390
  Term                                     --              --              --
  Reinsurance Assumed                    22,402          21,617          19,021
                                    -----------     -----------     -----------

  Total                             $    88,993     $    90,552     $   101,411

Terminations:
  Death                                   2,172     $     1,605     $     2,010
  Lapse and Expiry                       31,418          48,034          57,435
  Surrender                              67,515         132,184         186,654
  Other                                    --                10             152
                                    -----------     -----------     -----------
  Total                             $   101,105     $   181,833     $   246,251

Life Insurance in force at end of period:

  Ordinary Whole Life &
   Endowment-Participating          $       238     $       532     $       381
  Ordinary Whole Life &
   Endowment-Non-Participating          892,962         913,683       1,019,179
  Term                                    3,646           4,799           6,478
  Reinsurance Assumed                   558,571         548,515         532,772
                                    -----------     -----------     -----------

  Total                             $ 1,455,417     $ 1,467,529     $ 1,558,810
                                    -----------     -----------     -----------
Reinsurance Ceded                      (250,691)       (297,913)       (337,901)
                                    -----------     -----------     -----------
Total after Reinsurance Ceded       $ 1,204,726     $ 1,169,616     $ 1,220,909
                                    ===========     ===========     ===========
Lapse Ratio (Reflecting termina-
tion by surrender and lapse;
ordinary life insurance only):              9.1%           17.4%           20.0%


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


              Average           Gross               Net
Fiscal       Investment       Investment         Investment           Net
Year         Assets (1)        Income(2)         Income (3)         Yield (4)
-----       ----------        ----------        ----------        ---------

1999       $50,221,950       $ 3,924,271       $ 3,909,373          7.78%
1998       $52,227,057       $ 3,599,547       $ 3,587,147          6.87%
1997       $51,094,803       $ 3,568,158       $ 3,545,311          6.94%

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

The Company presently sells its policies on a general agency basis through a field force consisting of approximately 937 agents. All such agents are licensed as agents of, and sell for, the Company and are independent contractors who are paid exclusively on a commission basis for sales of the Company's policies. Some of the Company's agents are part-time insurance agents. Most of the Company's agents are associated with Insuradyne Corporation, a wholly-owned subsidiary of Security National Financial Corporation. See "Certain Relationships and Related Transactions" in item 13, Part III of this Report.

Effective January 1, 1999, the Company entered into an Administrative Services Agreement with its ultimate parent Security National Financial Corporation (Security National). Under the terms of the Administrative Services Agreement, all of the Company's employees became employees of Security National. Administrative functions previously performed by the Company are now being furnished to the Company under this Agreement. The Company will pay to Security National $250,000 per month or $3 million per year for the Administrative services.

Section 624.408 of the Florida Statutes requires a stock life insurance company to maintain minimum surplus on a statutory basis at the greater of $1,500,000 or four percent (4%) of total liabilities. The Company's required statutory minimum surplus calculated in accordance with this section is approximately $1,886,000. If the capital and surplus of the Company computed on such basis should fall below that amount, then the Company's license to transact insurance business in the State of Florida, the Company's most significant market, could be revoked unless the deficiency is promptly corrected. As of December 31, 1999, the Company had statutory capital and surplus of $8,976,516, well in excess of the required minimum.

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

Based on calculations using the NAIC formula as of December 31, 1999, the Company was well in excess of all four of the control levels listed.

The industry in which the Company is engaged is highly competitive. There are in excess of 850 life insurance companies licensed in Florida, where a substantial amount of the Company's premium income is produced, and there are comparable numbers of insurance companies licensed in Alabama, Georgia, Hawaii, Indiana, Illinois, Kentucky, Louisiana, Michigan, Missouri, Oklahoma, South Carolina, Tennessee and Texas. Many of the Company's competitors have been in business for longer periods of time, have substantially greater financial resources, larger sales organizations, and have broader diversification of risks. A large number of the Company's competitors engage in business in many states and advertise nationally while the Company conducts its business on a regional basis. The Company is not a significant factor in the life insurance business in any state where the Company does business.

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

In 1994, the Florida Department of Insurance issued a new regulation that required all companies who are not already using the CRVM method to phase into that method over a period of five years. As required, the Company has filed with the Department its plan to comply with the new regulation and implemented the plan beginning January 1, 1995. This has resolved then pending discussions with the Florida Insurance Department on the Company's reserving methods. The CRVM reserving method applies only to the Company's statutory financial statements. The 1999, 1998 and 1997 (decrease)/increase in the statutory reserve due to the implementation of this regulation was approximately $-0-, $(66,820) and $52,400, respectively.

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

Item 2.  Properties.
-------------------

The Company's corporate headquarters is located in a two story office building in Lake Mary, Florida, which is owned by the Company. The Company occupies the entire second floor of the building. The remaining rentable space is fully leased as of December 31, 1999.

Item 3.  Legal Proceedings.
--------------------------

The Company has been named as a party in an action brought in the Circuit Court, Eighteenth Judicial District, Seminole County, Florida. The action was commenced in December 1998 with an amended complaint filed in April 1999. On three occasions in the past, the Company has been involved in litigation with the plaintiff, William Thomas. In the pending action, Thomas asserts a claim for malicious prosecution and a claim for abuse of process purportedly arising out of a prior action involving him and the Company. In each of the claims, Thomas seeks compensatory damages of $1.0 million plus costs of the action. Thomas has undertaken formal discovery. The Company filed a motion for summary judgment on the claims. On December 28, 1999, the court granted summary judgment in favor of the Company thereby dismissing Thomas' claims with prejudice. Thomas filed a notice of appeal and a memorandum in support of his appeal before the District Court of Appeal of Florida, Fifth Circuit, Daytona Beach, Florida for reversal of the summary judgment. The Company will file a memorandum in opposition to the appeal and in support of the summary judgment. Whatever the outcome of the appeal, the Company intends to vigorously defend the action. Should the summary judgment be reversed on appeal, the Company will likely engage in formal discovery.

An action was brought against the Company in July 1999 by Dorothy Ruth Campbell in the Circuit Court of Escambia County, Alabama. The action arises out of a denial of coverage for a policy with coverage for $10,000. The claims are for breach of contract, bad faith and fraudulent misrepresentation. In the action, Campbell seeks compensatory and punitive damages plus interest. The Company has filed its response to the complaint and intends to vigorously defend the matter.

An action was brought against the Company in late 1999 by Larry Boyd in the Circuit Court of Jefferson County, Alabama. The action involves the alleged purchase by Boyd and his deceased sons. The allegations in the complaint include an alleged representation by the Company through its sales agent that when Boyd's sons, the insureds, reached college they would receive monthly payments for college. Boyd further contends that he lost the value of his deposits on the college fund policies, lost interest, does not have the college funds promised to him, and suffered mental anguish and emotional distress. The claims are based on fraud and misrepresentation and negligence by the Company in hiring, training and supervising the sales agent. Boyd seeks compensatory and punitive damages, plus costs. The complaint was responded to and discovery is in progress. The Company intents to vigorously defend the action.

The Company is not a party to any other legal proceedings outside the ordinary course the Company's business or to any other legal proceedings which, if adversely determined, would have a material adverse effect on the Company or its business.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

During the fourth quarter of the Company's fiscal year, no matter was submitted to a vote of security holders.

                                     PART II

Item 5.  Market for the Company's Common Stock and Related Stockholder Matters.
------------------------------------------------------------------------------

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


                                  QUARTER ENDED
----------------------------------------------------------------------------
                           1999                            1998
----------------------------------------------------------------------------

          Mar.31  Jun.30  Sep.30  Dec.31    Mar.31  Jun.30  Sep.30  Dec.31
          ------  ------  ------  ------    ------  ------  ------  ------

Common
Shares:

  High   3 13/16  4 7/32  4 3/4    4 30/32   7 1/4   7 5/8   4 1/8   4 1/4
  Low    3 3/4    4 7/32  4 3/4    4 30/32   6 7/8   6 5/8   3 1/2   3 3/4

(b) Approximate Number of Holders of Common Stock. There were 1,336 holders of record of the Company's Common Stock at December 31, 1999.

(c) Dividends. The Company has paid no cash dividends to stockholders during the past two years, and it is not anticipated that any cash dividends will be paid at any time in the foreseeable future. The payment of dividends by the Company is subject to the regulation of the State of Florida Department of Insurance. Under such regulation an insurance company may pay dividends, without prior approval of the State of Florida Department of Insurance, equal to or less than the greater of (a) 10% of its accumulated capital gains (losses) and accumulated operating income (losses) (i.e. unassigned surplus) or (b) certain net operating profits (losses) and realized capital gains (losses) of the Company, as defined in the applicable insurance statutes. In no case can such dividends be paid if the Company will have less than 115% of the minimum required statutory surplus as to policyholders after the dividend is paid. The maximum amount which the Company could pay as a dividend during 2000 pursuant to such regulation is approximately $149,000.

Item 6.  Selected Financial Data.
--------------------------------

The following table presents selected financial data (on a GAAP basis) concerning the Company and its financial results during the periods indicated.

                                                         YEARS ENDED DECEMBER 31,
                                                         ------------------------

                                   1999              1998             1997              1996              1995
                                  ------            ------           ------            ------             -----

Revenues:
Life insurance
    premiums and
    policy charges      $     6,901,546    $     7,228,227    $     7,643,650   $     7,915,027    $     8,158,938

Net investment
    income                    3,909,373          3,587,147          3,545,311         3,318,627          2,998,875
Realized Gain
    (loss) on
    investments                    --              525,181            506,795           869,502             60,237
Other revenue, net              715,128               --                 --                --                 --
                        ---------------    ---------------    ---------------   ---------------    ---------------
Total Revenue                11,526,047         11,340,555         11,695,756        12,103,156         11,218,050

Benefits, Losses
    & Expenses:

 Insurance living
    benefits                  2,614,754          2,483,197          2,459,638         2,420,021          2,636,851
 Insurance death
    benefits                  1,917,134          1,529,294          1,847,375         1,398,541          1,424,245
 Increase (decrease)
    in policy
    reserves                    (78,324)           334,329            124,461            (5,201)           (12,971)
 Amortization of
    deferred policy
    acquisition
    costs                     3,029,223          3,484,689          3,542,617         3,364,738          3,069,742
 Commissions and
    general
    expenses                  3,261,134          4,134,686          3,472,255         3,336,552          2,825,280
                        ---------------    ---------------    ---------------   ---------------    ---------------

Total expenses               10,743,921         11,966,195         11,446,346        10,514,651          9,943,147
Income (loss)
    before income
    taxes                       782,126           (625,640)           249,410         1,588,505          1,274,903
Income tax expense
    (benefit)                   150,168           (241 907             54,200           196,000            160,000
                        ---------------    ---------------    ---------------   ---------------    ---------------

NET INCOME (LOSS)       $       631,958    $      (383,733)   $       195,210   $     1,392,505    $     1,114,903
                        ===============    ===============    ===============   ===============    ===============

Weighted average
    number of
    shares
    outstanding               1,907,989          1,907,989          1,907,989         1,907,989          1,907,989
                        ---------------    ---------------    ---------------   ---------------    ---------------
Basic income (loss)
    per common share    $           .33    $          (.20)   $           .10   $           .73    $           .58
                        ---------------    ---------------    ---------------   ---------------    ---------------

Diluted income (loss)
    per common share    $           .33    $          (.20)   $           .10   $           .73    $           .58
                        ---------------    ---------------    ---------------   ---------------    ---------------

Shareholders'
    Equity              $    15,637,320    $    15,912,106    $    16,132,018   $    15,661,588    $    14,826,610
                        ===============    ===============    ===============   ===============    ===============

Shareholders'
    equity per
    common
    share               $          8.20    $          8.34    $          8.45   $          8.20    $          7.77
                        ===============    ===============    ===============   ===============    ===============

Assets                  $    77,208,941    $    81,205,193    $    82,142,465   $    81,809,360    $    81,872,350
                        ---------------    ---------------    ---------------   ---------------    ---------------
Life Insurance:
    Insurance in
    force               $ 1,455,417,000    $ 1,467,529,000    $ 1,558,810,000   $ 1,703,650,000    $ 1,805,756,000
                        ---------------    ---------------    ---------------   ---------------    ---------------
Individual
    insurance
    issued during
    current
    year                $    66,591,000    $    68,935,000    $    82,390,000   $   121,646,000    $   124,222,000
                        ---------------    ---------------    ---------------   ---------------    ---------------
Long term
    obligation          $     1,000,000    $     1,000,000    $     1,000,000   $     1,000,000    $     1,000,000
                        ---------------    ---------------    ---------------   ---------------    ---------------

Dividends
    declared per
    common share        $          0.00    $          0.00    $          0.00   $          0.00    $          0.00
                        ===============    ===============    ===============   ===============    ===============

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

An additional source of income to the Company is investment income. The Company invests those funds deposited by policyholders of universal life and annuity products in debt and equity securities in order to earn interest and dividend income, a portion of which is credited back to the policyholders. Interest rates and maturities of the Company's investment portfolio play an important part in determining the interest rates credited to policyholders.

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

Results of Operations

1999 Compared to 1998

Total revenues increased by $186,000, or 1.6%, to $11,526,000 for fiscal year 1999 from $11,340,000 for fiscal year 1998. Contributing to this increase in total revenues was a $322,000 increase in net investment income and a $715,000 increase in other revenue.

Net insurance revenues decreased by $326,000, or 4.5%, to $6,902,000 for fiscal year 1999, from $7,228,000 for fiscal year 1998. This decrease was primarily the result of a change in the sales mix of the Company's insurance products. Since March 1998, the sales of the Company's funeral plan products have been greater than the universal life products. The universal life products were for greater face amounts than the funeral plan products. Consequently, the insurance revenues from final expense products were less than those from universal life products.

Net investment income increased by $322,000, or 9.0%, to $3,909,000 for fiscal year 1999 from $3,587,000 for fiscal year 1998. The increase was primarily due to a rental income being paid to the Company from Security National Financial Corporation, the Company's ultimate parent under the terms of the Administrative Services Agreement entered into by the Company on January 1, 1999. See Note 11 to the Notes to Financial Statements included in this report. In addition the Company was able to increase its yield by investing in mortgage loans.

Realized gains on investments decreased from $525,000 in fiscal year 1998 to no gains in fiscal year 1999. The gains in 1998 were the result of the Company trading its available-for-sale securities. The Company did not engage in the trading of any of its available-for-sale securities in 1999.

Other revenue totaled $715,000 for fiscal year 1999, as compared to no other revenue for the same period in 1998. This amount was the result of a settlement from insurance claims filed for the recovery of the costs to litigate a case against a former officer of the Company.

Benefits and claims increased by $107,000, or 2.5%, to $4,454,000 for fiscal year 1999, from $4,347,000 for the comparable period in 1998. The increase was primarily due to additional death claims.

The amortization of deferred policy acquisition costs decreased by $456,000, or 13.1%, to $3,029,000, for fiscal year 1999, from $3,485,000 for the comparable period in 1998. The decrease in amortization expenses was primarily due to the reduction in net insurance revenues.

Operating expenses decreased by $874,000, or 21.1% to $3,261,000 for fiscal year 1999 from $4,135,000 for the same period in 1998. This reduction was primarily due to the lump sum payment to the Company's former President in December 1998 in connection with the acquisition of Company's parent company.

1998 Compared to 1997

Total revenues decreased by $356,000, or 3.0%, to $11,340,000 for fiscal year 1998, from $11,696,000 for fiscal year 1997. Contributing to this decrease in total revenue was a $416,000 decrease in net insurance revenue.

Net insurance revenues decreased $416,000, or 5.4%, to $7,228,000 for fiscal year 1998, from $7,644,000 for fiscal year 1997. This decrease was primarily the result of a change in the sales mix of the Company's insurance products. Since March 1998, the sales of the Company's funeral plan products have been greater than the universal life products. The universal life products were for greater face amounts than the funeral plan products. Consequently, the insurance revenues from final expense products were less than those from universal life products.

Net investment income increased by $42,000, or 1.2%, to $3,587,000 for fiscal year 1998, from $3,545,000 for fiscal year 1997. This increase was primarily the result of increased yields of the Company's investments.

Realized gains on investments increased by $18,000 or 3.6% to $525,000 for fiscal year 1998, from $507,000 for fiscal year 1997. These gains are the result of trading the Company's available-for-sale securities.

Benefits and claims decreased by $85,000, or 1.9%, to $4,347,000 for fiscal year 1998, from $4,432,000 for the comparable period in 1997. The decrease was a result of lower policyholder benefits for universal life products.

The amortization of deferred policy acquisition costs decreased by $58,000, or 1.6%, to $3,485,000, for fiscal year 1998, from $3,543,000 for the comparable period in 1997. The decrease in amortization expenses was primarily due to the change in net insurance revenues.

Operating expenses increased by $663,000, or 19.1%, to $4,135,000 for fiscal year 1998, from $3,472,000 for the same period in 1997. This increase was primarily due to the lump sum payment to the Company's former President in December 1998 in connection with the acquisition of the Company's parent company.

Liquidity and Capital Resources.
-------------------------------

The Company attempts to match the duration of invested assets with its policyholder liabilities. The Company may sell investments other than those held- to-maturity in the portfolio to help in this timing; however, to date, that has not been necessary. The Company purchases short-term investments on a temporary basis to meet the expectations of short-term requirements of the Company's products. The Company's investment philosophy is intended to provide a rate of return which will persist during the expected duration of policyholder liabilities regardless of future interest rate movements.

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing life insurance companies. Bonds owned by the Company amounted to

$27,930,000 as of December 31, 1999 as compared to $33,436,000 as of December 31, 1998. This represents 59.8% and 62.4% of the total investments as of December 31, 1999 and December 31, 1998, respectively. Generally, all bonds owned by the Company are rated by the National Association of Insurance Commissioners. Under this rating system, there are nine categories used for rating bonds. At December 31, 1999, and at December 31, 1998, the Company did not have investments in bonds in rating categories three through nine, which are considered non-investment grade.

If market conditions were to cause interest rates to change, the market value of the fixed income portfolio (approximately $29.434 million) could change by the following amounts based on the respective basis point swing (the change in market values were calculated using a modeling technique):

(in millions of dollars)    -200bps     -100bps      +100bps     +200bps
------------------------    -------     -------      -------     -------

Change in Market Value      $2.328      $1.120       $(1.042)    $(2.011)

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At December 31, 1999 and December 31, 1998, the Company exceeded the regulatory criteria.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 1999 was 9.1% as compared to a rate of 17.4% for 1998.

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

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which the Company is required to adopt January 1, 2000. SFAS 133 will require the Company to include all derivatives in the statement of financial position at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including future interpretive guidance from the FASB, the future level of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, the Company does not believe the effect of adopting SFAS 133 will be material to its financial position.

Item 8.  Financial Statements and Supplementary Data.

The following financial statements of Southern Security Life Insurance Company are included in Part II, Item 8:

                                                                    Page Number

Independent Auditors' Report............................................16

Balance Sheets-December 31, 1999 & 1998.................................17

Statements of Operations - years ended
December 31, 1999, 1998 and 1997........................................19

Statements of Shareholders' Equity-years
ended December 31, 1999, 1998 and 1997..................................20

Statements of Cash Flows - years ended
December 31, 1999, 1998 and 1997........................................21

Notes to Financial Statements...........................................23

                         Report of Independent Auditors

Board of Directors & Shareholders
Southern Security Life Insurance Company:

We have  audited  the  accompanying  balance  sheet of  Southern  Security  Life
Insurance Company as of December 31, 1999 and the related statements of operations, shareholders' equity, and cash flow for the year then ended. In connection with our audit of the financial statements, we have also audited the amounts included in the financial statement schedules as listed in the accompanying index under Item 14(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

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

In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the financial position of Southern Security Life Insurance Company as of December 31, 1999, and the results of its operations and its cash flows for the year ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Tanner + Co.

Salt Lake City, Utah
March 30, 2000

                                     SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                                  Balance Sheets

                                            December 31, 1999 and 1998

Assets                                        1999         1998
------                                       ----          ----
Investments (note 3):
    Fixed maturities held-to-maturity
      (fair value, $3,985,336 and
      $5,064,541 at December 31,
      1999 and 1998, respectively)      $ 3,978,871   $ 4,956,910
    Securities available-for-sale,
      at fair value:
      Fixed maturities (cost of
        $24,789,267 at December 31,
        1999 and $27,671,425 at
        December 31, 1998)               23,951,111    28,479,161
      Equity securities
        (cost, $225,980 and
        $210,370 at December 31,
        1999 and 1998, respectively)        378,440       250,232
    Mortgage loans                        1,497,688          --
    Policy and student loans              8,458,972     8,462,438
    Short-term investments (note 11)      8,595,093    11,434,983
                                        -----------   -----------
                                         46,860,175    53,583,724

Cash and cash equivalents                 4,080,484       682,389
Accrued investment income                   582,908       564,118
Deferred policy acquisition costs
    (note 4)                             12,874,219    13,583,956
Policyholders' account balances on
    deposit with reinsurer (note 7)       7,806,866     8,518,571
Reinsurance receivable (note 7)             373,459       306,258
Receivables:
    Agent balances                        1,215,756       994,493
    Other                                   193,506       351,478
Refundable income taxes                      34,951        34,951
Property and equipment, net,
    at cost (note 5)                      2,435,565     2,585,255
Investment in affiliate at cost             751,052          --
                                        -----------   -----------

                                        $77,208,941   $81,205,193
                                        ===========   ===========




























See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                           December 31, 1999 and 1998



Liabilities and Shareholders' Equity           1999             1998
------------------------------------           ----             ----
Liabilities:
    Policy liabilities and accruals
      (notes 6 and 7):                     $  1,648,976    $  1,727,300
  Future policy benefits:
      Policyholders' account balances        50,377,101      52,520,300
      Unearned revenue                        5,323,954       6,023,399
      Other policy claims and benefits
        payable                                 540,407         540,789
    Other policyholders' funds, dividend
      and endowment accumulations                69,789          64,738
    Funds held related to reinsurance
      treaties (note 7)                       1,475,512       1,419,357
    Note payable to related party
      (note 9)                                1,000,000       1,000,000
    Due to affiliated insurance
      agency (note 11)                          195,785          22,871
    General expenses accrued                    137,884         747,148
    Unearned investment income                  324,750         340,622
    Other liabilities                            63,753          90,489
    Income taxes (note 10)                      413,710         796,074
                                           ------------    ------------

                                             61,571,621      65,293,087
                                           ------------    ------------

Shareholders' equity (notes 2,3 and 12):
    Common stock, $1 par, authorized
      3,000,000 shares; issued and out-
      standing, 1,907,989 shares              1,907,989       1,907,989
    Capital in excess of par                  4,011,519       4,011,519
    Accumulated other comprehensive
        income (loss)                          (476,583)        430,161
    Retained earnings                        10,194,395       9,562,437
                                           ------------    ------------

                                             15,637,320      15,912,106
Commitments and contingencies
    (notes 7 and 14)                               --              --
                                           ------------    ------------

                                           $ 77,208,941    $ 81,205,193
                                           ============    ============

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                            Statements of Operations

                  Years ended December 31, 1999, 1998, and 1997


                                      1999            1998           1997
                                      ----            ----           ----
Revenues:
    Net insurance revenues       $  6,901,546   $  7,228,227    $  7,643,650
    Net investment income
       (notes 3, 8 and 11)          3,909,373      3,587,147       3,545,311
    Realized gain on
      investments (note 3)               --          525,181         506,795
    Other revenue, net                715,128           --              --
                                 ------------   ------------    ------------

                                   11,526,047     11,340,555      11,695,756
                                 ------------   ------------    ------------

Benefits, claims and expenses:

    Benefits and claims             4,453,564      4,346,820       4,431,474
    Amortization of deferred
      policy acquisition
      costs (note 4)                3,029,223      3,484,689       3,542,617
    Operating expenses
     (notes 9 and 11)              3,261,134      4,134,686       3,472,255
                                 ------------   ------------    ------------

                                   10,743,921     11,966,195      11,446,346
                                 ------------   ------------    ------------

     Income(Loss) before

       income taxes                   782,126       (625,640)        249,410

Income tax expense (benefit)
       (note 10)                      150,168       (241,907)         54,200
                                 ------------   ------------    ------------

    Net income(loss)             $    631,958   $   (383,733)   $    195,210
                                 ============   ============    ============

Basic and diluted net
    income (loss) per share
    of common stock (note 12)    $        .33   $       (.20)   $        .10
                                 ============   ============    ============




























See accompanying notes to financial statements.




                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                       Statements of Shareholders' Equity

                  Years ended December 31, 1999, 1998 and 1997


                                                                                    Accumulated
                                                                      Capital          other
                                        Common           Stock       in excess     comprehensive    Retained
                                       Shares           Amount         of par        income         earnings         Total
                                     ---------        ----------     ---------       ------         --------        -----

Balances,
    December 31, 1996               1,907,989      $  1,907,989   $  4,011,519   $     (8,880)   $  9,750,960     $15,661,588
                                 ------------      ------------   ------------   ------------    ------------     -----------

Comprehensive Income:
    Net income for the year              --              --             --             --           195,210           195,210
    Unrealized appreciation
        of securities
        available for sale               --              --             --          275,220            --             275,220
                                 ------------    ------------   ------------   ------------    ------------      ------------
Total comprehensive income                                                                                            470,430
                                                                                                                 ------------

Balances,
    December 31, 1997               1,907,989    $  1,907,989   $  4,011,519   $    266,340    $  9,946,170      $ 16,132,018
                                 ------------    ------------   ------------   ------------    ------------      ------------

Comprehensive Income
    (Loss):
    Net loss for
        the year                         --              --             --             --          (383,733)         (383,733)
    Unrealized appreciation of
    securities available
        for sale                         --              --             --          163,821            --             163,821
                                 ------------    ------------   ------------   ------------    ------------      ------------
Total comprehensive loss                                                                                             (219,912)
                                                                                                                 ------------

Balances,
 December 31, 1998                  1,907,989    $  1,907,989   $  4,011,519   $    430,161    $  9,562,437      $ 15,912,106
                                 ------------    ------------   ------------   ------------    ------------      ------------

Comprehensive Income (loss):
    Net gain for the year                --              --             --             --           631,958           631,958
    Unrealized depreciation of
        securities available
        for sale                         --              --             --         (906,744)           --            (906,744)
                                 ------------    ------------   ------------   ------------    ------------      ------------
Total comprehensive loss             (274,786)

Balances,
 December 31, 1999                  1,907,989    $  1,907,989   $  4,011,519   $   (476,583)   $ 10,194,395      $ 15,637,320
                                 ============    ============   ============   ============    ============      ============





See accompanying notes to financial statements.




                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                            Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997

                                                         1999           1998            1997
                                                         ----           ----            ----
Cash flows provided by (used in) operating activities:

      Net income (loss)                           $    631,958    $   (383,733)   $    195,210
      Adjustments to reconcile net
            cash provided by (used in)
            operating activities:
      Depreciation and amortization                    286,514         301,970         232,471
      Net realized (gains) on investments                 --          (525,182)       (506,795)
      Loss on disposal of property,
            plant & equipment                           15,180           2,956             100
      Deferred income taxes                             11,009         175,274         198,100
      Amortization of deferred
            policy acquisition costs                 3,029,223       3,484,689       3,542,617
      Acquisition costs deferred                    (2,084,438)     (1,911,282)     (2,069,778)
      Change in assets and liabilities
            affecting cash provided by
            operations:
            Accrued investment income                  (18,790)         73,342          50,239
            Other invested assets                         --              --            13,100
            Due from affiliated insurance
                  agency                                  --              --            (2,078)
            Accounts receivable                        (63,291)       (344,122)       (105,752)
            Reinsurance receivable                     (67,201)         53,430          20,004
            Other policy claims and
                  future benefits payable              (78,706)        431,409         557,739
            Policyholders' account balances          2,585,204       2,356,804       2,065,521
            Funds held under reinsurance                56,155          79,430         146,561
            Unearned premiums                         (840,474)     (1,160,706)     (1,114,188)
            Dividend and endowment
                  accumulations                          5,051           5,052              90
            Payable to affiliated
                  insurance agent                      172,914         (45,775)         35,235
            Income taxes payable                       139,159            --           (70,164)
            Other liabilities                         (651,872)       (133,376)        (15,373)
                                                  ------------    ------------    ------------

      Net cash provided by operating
            activities                            $  3,127,595    $  2,460,180    $  3,172,859
                                                  ------------    ------------    ------------

Cash flows from (used in) investing activities:
      Purchase of investments:
      Purchase of investments
            held-to-maturity                      $   (477,150)   $       --      $       --
      Purchase of investments
            available-for-sale                            --        (6,180,178)    (32,704,906)
      Purchase of equity securities                   (766,662)       (610,370)     (3,316,249)
      Proceeds from maturity of
            held-to maturity securities              1,446,315       5,536,006       4,488,354
      Proceeds from maturity of
            available-for-sale securities            2,739,662         299,281            --
      Proceeds from sale of available-
            for-sale securities (equity and
            fixed maturity)                               --        10,675,217      29,049,745
      Purchase of mortgage loan                     (1,500,000)           --              --
      Repayment of mortgage loans                        2,312            --              --
      Net change in short-term
            investments                              2,839,890     (11,334,983)      4,439,106
      Net change in policy and
            student loans                                3,466        (517,057)       (629,572)
      Net change in other investments                     --              --             2,178
      Acquisition of property and
            equipment                                     (635)        (71,356)        (35,779)
                                                  ------------    ------------    ------------

      Net cash provided by (used in)
            investing activities                  $  4,287,198    $ (2,203,440)   $  1,292,877
                                                  ------------    ------------    ------------




                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                            Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997

                                                       1999           1998             1997
                                                       ----           ----             ----
Cash flows from financing activities:
      Receipts from universal life and
            certain annuity policies
            credited to policyholder
            account balances                         6,662,558       7,524,375       4,042,137
      Return of policyholder account
            balances on universal life
            and certain annuity policies           (10,679,256)     (9,547,720)     (6,264,935)
                                                  ------------    ------------    ------------
Net cash used in financing
      activities                                  $ (4,016,698)   $ (2,023,345)   $ (2,222,798)
                                                  ------------    ------------    ------------
Increase (decrease) in cash and
      cash equivalents                               3,398,095      (1,766,605)      2,242,938

Cash and cash equivalents at
      beginning of year                           $    682,389    $  2,448,994    $    206,056
                                                  ------------    ------------    ------------
Cash and cash equivalents at
      end of year                                 $  4,080,484    $    682,389    $  2,448,994
                                                  ============    ============    ============
Supplemental schedule of cash flow
      information:
      Interest paid during the
            year                                  $     90,000    $     90,000    $     90,000
                                                  ============    ============    ============
      Income taxes paid during the
            year                                  $       --      $     45,500    $    115,000
                                                  ============    ============    ============

Change in market value adjustments-
investments available-for-sale:
      Fixed maturities                            $ (1,645,893)   $    204,802    $    425,313
      Equity securities                                112,598            (111)         39,973

Change in deferred acquisition
      costs                                            235,048        (294,326)        (55,084)
Change in premium deposit funds                       (141,029)         79,440          26,340
Deferred income tax asset
      (liability)                                      532,532         174,016        (163,500)
Other                                                    --              --             2,178
                                                  ------------    ------------    ------------

Accumulated comprehensive income
Net change in unrealized
      appreciation (depreciation)                 $   (906,744)   $    163,821    $    275,220
                                                  ============    ============    ============


















See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                          Notes to Financial Statements
                        December 31, 1999, 1998 and 1997

1.     Nature of business and summary of significant accounting policies:
       -----------------------------------------------------------------

       (a)     Nature of business
               ------------------
               The primary business of Southern Security Life Insurance Company (the "Company") is the issuance of long duration universal life insurance contracts. The majority of the Company's business is conducted in the states of Florida (44%), Georgia (10%) and Texas (15%). None of the remaining eleven states in which the Company is licensed to conduct business account for over 10% of the Company's total business.

               Prior to December 17, 1998, certain executive officers and directors of the Company were shareholders of approximately 60 percent of the shares of SSLIC Holding Company, Inc., (formerly Consolidare Enterprises, Inc.). SSLIC Holding Company, Inc. owns 61.3% of the Company's voting securities at December 31, 1999.

               Effective December 17, 1998, 100% of the common stock of SSLIC Holding Company, Inc. was acquired by Security National Financial Corporation ("SNFC"). Accordingly, from December 17, 1998, the Company is a 61.3% owned, indirect subsidiary of SNFC.

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

       (b)     Basis of financial statements
               -----------------------------
               The financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP"), which vary from reporting practices prescribed or permitted by regulatory authorities.

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


1. Nature of business and summary of significant accounting policies, continued
   ----------------------------------------------------------------------------

       (c)     Use of estimates
               ----------------
               In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ significantly from those estimates.

               The estimates susceptible to significant change are those used in determining the liability for future policy benefits and claims, deferred income taxes and deferred policy acquisition costs. Although some variability is inherent in these estimates, management believes that the amounts provided are adequate.

       (d)     Investments

               Investments in all debt securities and those equity securities with readily determinable market values are classified into one of three categories: held- to-maturity, trading or available-for-sale. Classification of investments is based upon management's current intent. Debt securities which management has a positive intent and ability to hold until maturity are classified as securities held-to-maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held-to-maturity are not reflected in the financial statements. Debt and equity securities that are purchased for short-term resale would be classified as trading securities. Trading securities would be carried at fair value, with unrealized holding gains and losses included in earnings; the Company has no securities classified as trading securities. All other debt and equity securities not included in the above two categories are classified as securities available-for-sale. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in accumulated other comprehensive income which is included in stockholders' equity after adjustment for deferred income taxes and deferred acquisition costs related to universal life products.

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

               Mortgage loans on real estate are reported at the unpaid principal balances, adjusted for amortization of premium or accretion of discount, less allowance for possible losses.

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


1. Nature of business and summary of significant accounting policies, continued:
   ----------------------------------------------------------------------------

       (e)     Cash and cash equivalents
               -------------------------
               For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

       (f)     Deferred policy acquisition costs
               ---------------------------------
               The costs of acquiring new business, net of the effects of reinsurance, principally commissions and those home office expenses that tend to vary with and are primarily related to the production of new business, have been deferred to the extent recoverable from future profit margins. Deferred policy acquisition costs applicable to traditional life policies are being amortized over the premium-paying period of the related policies in a manner that will charge each year's operations in direct proportion to the estimated premium revenue over the life of the policies. Premium revenue estimates are made using the same interest, mortality and withdrawal assumptions as are used for computing liabilities for future policy benefits. Acquisition costs relating to universal life policies are being amortized in relation to the incidence of expected gross profits over the life of the policies. Gross profits for universal life contracts consist of revenue representing policy charges for the cost of insurance, administration of the contracts and surrender charges plus investment income less expenses for interest credited to policyholder account balances, policy administrative expenses and expected benefit payments in excess of policy account balances. Deferred policy acquisition costs are adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available for sale.

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

       (g)     Depreciation
               ------------
               Depreciation is being provided on the straight-line method over the estimated useful lives of the assets.

       (h)     Investment in affiliate
               -----------------------
               The Company holds investments in its parent company's common stock. This reciprocal stockholding is accounted for based on the treasury stock approach. The value of the investment is recorded at cost and will be classified as treasury stock upon consolidation with its parent company.

       (i)     Future policy benefits
               ----------------------
               The liability for future policy benefits for traditional life policies has been provided on a net level premium basis based upon estimated investment yields, withdrawals, mortality and other assumptions that were appropriate at the time the policies were issued. Such estimates are based upon industry data and the Company's past experience as adjusted to provide for possible adverse deviation from the estimates.

       (j)     Policyholder account balance
               ----------------------------
               Insurance reserves for universal life policies are determined following the retrospective deposit method and consist of policy values that accrue to the benefit of the policyholder, unreduced by surrender charges.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


1. Nature of business and summary of significant accounting policies, continued:
   ----------------------------------------------------------------------------

       (k)     Recognition of premium revenue and related costs
               ------------------------------------------------

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

       (l)     Income taxes
               ------------
               Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        (m)    Earnings per share
               ------------------

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

       (n)     Reclassification
               ----------------
               Certain  amounts   presented  in  the  1998  and  1997  financial
               statements  have  been   reclassified  to  conform  to  the  1999
               presentation.

       (o)     Pending accounting change
               -------------------------
               In June  1998,  the  Financial  Accounting  Standards  Board (the
               "FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which the Company is required to adopt January 1, 2000. SFAS 133 will require the Company to include all derivatives in the statement of financial position at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including future interpretive guidance from the FASB, the future level

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


1. Nature of business and summary of significant accounting policies, continued:
   ----------------------------------------------------------------------------

       (o)     Pending accounting change-continued
               -----------------------------------
               of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, the Company does not believe the effect of adopting SFAS 133 will be material to its financial position.

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


2.   Basis of financial statements, continued
     ----------------------------------------

     A reconciliation of net income (loss) for the years ended December 31, 1999, 1998 and 1997 and shareholders' equity as of December 31, 1999 and 1998 between the amounts reported on a statutory basis and the related amounts presented on the basis of generally accepted accounting principles is as follows:


                                            Net Income (loss)                   Shareholders'
                                               Years ended                        Equity
                                              December 31,                      December 31,
                                              ------------                    --------------
                             1999           1998            1997           1999            1998
                            ----            ----            ----           ----            ----

As reported
on a statutory
 basis                $    533,233    $   (486,823)   $     45,398    $  8,976,516    $  8,627,254
                      ------------    ------------    ------------    ------------    ------------
Adjustments:
  Deferred policy
  acquisition
  costs, net              (709,737)     (1,867,733)     (1,472,839)     12,874,219      13,583,956
Future policy
  benefits, un-
  earned premiums
  and policy-
  holders' funds         1,097,132       1,719,926       1,644,330      (6,195,591)     (7,600,310)
 Deferred
  income taxes             382,364         153,626        (198,100)       (413,710)       (796,074)
 Asset valuation
  reserve                     --              --              --           542,585         332,448
 Interest main-
  tenance reserve          (35,191)        231,507         129,109         535,161         570,352
 Non-admitted
  assets                      --              --              --         1,078,348       1,077,595
 Unrealized gains
  -SFAS 115                   --              --              --          (899,956)        847,555
Capital and
  surplus note                --              --              --        (1,000,000)     (1,000,000)
 Other adjustments,
  net                     (635,843)       (134,236)         47,312         139,748         269,330
                      ------------    ------------    ------------    ------------    ------------
 Net difference             98,725         103,090         149,812       6,660,804       7,284,852
                      ------------    ------------    ------------    ------------    ------------

As reported on a
 GAAP basis           $    631,958    $   (383,733)   $    195,210    $ 15,637,320    $ 15,912,106
                      ============    ============    ============    ============    ============

Under applicable laws and regulations, the Company is required to maintain minimum surplus as to policyholders, determined in accordance with regulatory accounting practices, in the aggregate amount of approximately $1,900,000.

The payment of dividends by the Company is subject to the regulation of the State of Florida Department of Insurance.

The Insurance Commissioner's approval is not required if the dividend is equal to or less than the greater of: (a) 10% of the Company's surplus as to policyholders' derived from realized net operating profits on its business and net realized capital gains; or (b) the Company's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, if the Company will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend is declared and paid. As a result of such restrictions, the maximum dividend which may be paid by the Company during 2000 without prior approval is approximately $149,000. Accordingly, GAAP excess earnings over a statutory basis are not available for dividends.

The Risk-Based Capital ("RBC") for Life and/or Health Insurers Model Act (the "Model Act") was adopted by the National Association of Insurance Commissioners
(NAIC) in 1992. The main purpose of the Model Act is to provide a tool for insurance regulators to evaluate the capital of insurers. Based on calculations using the appropriate NAIC formula, the Company exceeded the RBC requirements at December 31, 1999.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


3.   Investments

     (a)     Equity securities and fixed maturities

     Equity securities consist of $378,440 and $250,232 of common stock at fair value at December 31, 1999 and 1998 respectively.

     Unrealized (depreciation) appreciation in investments in equity securities for the years ended December 31, 1999, 1998, and 1997 is $112,598, $(111), and $39,973, respectively.

     The amortized cost and estimated fair values of investments in debt securities are as follows:


                                                      Gross         Gross        Estimated
                                     Amortized     Unrealized    Unrealized        Fair
                                       Cost           Gains        Losses          Value
                                     ---------     ----------    ----------       ------
December 31, 1999:
     Held-to-maturity:
       U.S. Treasury
       securities and obligations
       of U.S. government
       corporations and
       agencies (guaranteed)        $ 1,007,021   $    15,789   $      --     $ 1,022,810

     Corporate securities             1,977,976         2,151         8,952     1,971,175

     Mortgage-backed
       securities                       993,874        11,355        13,878       991,351
                                    -----------   -----------   -----------   -----------

                                      3,978,871        29,295        22,830     3,985,336
                                    -----------   -----------   -----------   -----------

     Available-for-sale:
       U.S. Treasury
       securities and obligations
       of U.S. government
       corporations and
       agencies (guaranteed)          4,596,187         4,599        21,561     4,579,225

     Corporate securities            20,102,739          --         820,966    19,281,773

     Mortgage-backed
       securities                        90,341          --             228        90,113
                                    -----------   -----------   -----------   -----------

                                     24,789,267         4,599       842,755    23,951,111
                                    -----------   -----------   -----------   -----------

                                    $28,768,138   $    33,894   $   865,585   $27,936,447
                                    ===========   ===========   ===========   ===========




                                         SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                         Notes to Financial Statements (continued)


3.    Investments, continued

      (a)   Equity securities and fixed maturities, continued
            -------------------------------------------------

                                                       Gross        Gross      Estimated
                                      Amortized     Unrealized    Unrealized     Fair
                                        Cost          Gains         Losses       Value
                                      --------      ---------     ----------     -------
December 31, 1998:
  Held-to-maturity:
     U.S. Treasury
        securities and
        obligations of
        U.S. government
        corporations and
      agencies (guaranteed)         $ 1,011,702   $    58,298   $      --     $ 1,070,000

  Corporate securities                2,758,387        49,333          --       2,807,720

  Mortgage-backed securities          1,186,821          --            --       1,186,821
                                    -----------   -----------   -----------   -----------

                                      4,956,910       107,631          --       5,064,541
                                    -----------   -----------   -----------   -----------
  Available-for-sale:
     U.S. Treasury securities
        and obligations of U.S.
        government corporations
        and agencies (guaranteed)     5,124,079       185,044          --       5,309,123

  Corporate securities               22,547,346       622,692          --      23,170,038
                                    -----------   -----------   -----------   -----------

                                     27,671,425       807,736          --      28,479,161
                                    -----------   -----------   -----------   -----------

                                    $32,628,335   $   915,367   $      --     $33,543,702
                                    ===========   ===========   ===========   ===========

     Fair values reflected in available-for-sale and held-to-maturity categories are based on NAIC values, versus values associated with normal market pricing services. The estimated difference for both categories was immaterial for all years presented.

     Unrealized appreciation (depreciation) of fixed maturities for years ending December 31, 1999, 1998 and 1997 is $(1,747,058), $183,142 and $388,647
     respectively.

     The amortized cost and estimated fair value of fixed maturities at December 31, 1999 by contractual maturity, are summarized below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

      Fixed maturity securities held-to-maturity:


                               Amortized   Estimated
                                 Cost      Fair value
                             ----------   ----------

Due in 2000                  $1,000,563   $1,002,705
Due in 2001 through 2004      1,507,233    1,522,755
Due in 2005 through 2009        477,201      468,525
Due after 2009                     --           --
                             ----------   ----------

                              2,984,997    2,993,985
Mortgage-backed securities      993,874      991,351
                             ----------   ----------

                             $3,978,871   $3,985,336
                             ==========   ==========


      Fixed maturity securities available-for-sale:


Due in 2000                  $ 1,199,855   $ 1,203,062
Due in 2001 through 2004      12,874,501    12,582,877
Due in 2005 through 2009       9,315,012     8,823,546
Due after 2009                 1,309,558     1,251,513
                             -----------   -----------

                              24,698,926    23,860,998
Mortgage-backed securities        90,341        90,113
                             -----------   -----------
                             $24,789,267   $23,951,111
                             ===========   ===========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


3.    Investments, continued

      (a)   Equity securities and fixed maturities, continued
            -------------------------------------------------

            Proceeds from the sale of equity securities and fixed maturities available for sale and the related realized gains and losses are summarized as follows:

                                     1999           1998           1997
                                  ----------     ----------      -------
Proceeds from sale of
    equity securities           $       --     $  1,405,248   $  2,873,980
                                ------------   ------------   ------------

Proceeds from sale of
    fixed maturities
    available-for-sale          $  2,739,662   $  9,569,250   $ 26,175,765
                                ------------   ------------   ------------

Realized gains (losses) Fixed maturities:

Gross realized gains                   --     $    319,934        278,904
Gross realized (losses)                --             --         (150,045)
Equity securities:
Gross realized gains                   --          205,247        357,731
Gross realized (losses)                --             --             --
                                ------------  ------------   ------------
                               $      --      $    525,181   $    486,590
                               ============   ============   ============

     Certain of the fixed maturity securities classified as available-for-sale and held-to-maturity were called during the year ended December 31, 1999, 1998 and 1997 resulting in the following realized gains and losses:

                               1999      1998     1997
                               ----      ----     ----
Held-to-maturity:
     Gross realized gains   $  --     $  --     $20,205
Available-for-sale:
     Gross realized gains      --       1,740    21,997
                            -------   -------   -------
                            $  --     $ 1,740   $42,202
                            =======   =======   =======

     Investments, aggregated by issuer, in excess of 10% of shareholders' equity (before net unrealized gains and losses on available-for-sale securities) at December 31, 1999 and 1998, other than investments issued or guaranteed by the United States government are as follows:

    1999                                      Carrying Amount
    ----                                      ---------------
        Federal Express                         $2,100,000
        Dean Witter Discover                    $3,964,767
        Philip Morris, Inc.                     $5,260,000

    1998
   ------
        Dean Witter Discover                    $4,160,217
        Federal Express                         $2,180,000
        Philip Morris Inc.                      $5,815,000

 (b)   Concentrations of credit risk

     At December 31, 1999 and 1998, the Company did not hold any unrated or less- than-investment grade corporate debt securities. The Company also invests in subsidized and unsubsidized student loans totaling $149,198 and $207,006 at December 31, 1999 and 1998, respectively, which are guaranteed by the U.S. government. Subsequent to December 31, 1999, all of these loans were sold at their unpaid principal balance.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


3.    Investments, continued

      (c)   Investment income

            Net investment income for the years ended December 31, 1999, 1998, and 1997 consists of the following:

                             1999         1998         1997
                         ----------   ----------   ----------
Interest:
Fixed maturities         $2,123,671   $2,633,888   $2,918,006
Policy and student
     loans                  579,774      489,991      401,621
Short-term
     investments            859,699      474,949      232,342
Mortgage loans               25,759         --           --
Rental income               319,758         --           --

Dividends on equity
     securities common
     stock, including
      mutual fund            15,610          719       16,189
                         ----------   ----------   ----------
                          3,924,271    3,599,547    3,568,158
Less investment

     expenses                14,898       12,400       22,847
                         ----------   ----------   ----------
                         $3,909,373   $3,587,147   $3,545,311
                         ==========   ==========   ==========

 (d) Investments on deposit

     In order to comply with statutory regulations, investments were on deposit with the Insurance Departments of certain states as follows:


                    1999          1998         1997
                  ----------   ----------   ----------
Florida          $1,708,530   $1,718,097   $1,727,034
Alabama             100,702      101,170      100,000
South Carolina      302,106      303,511      304,816
Georgia             251,755      252,926      254,013
Indiana             199,855      199,578      199,317
                 ----------   ----------   ----------

                 $2,562,948   $2,575,282   $2,585,180
                 ==========   ==========   ==========

     Certain of these assets, totaling approximately $850,000 for each of the years ended December 31, 1999 and 1998, are restricted for the future benefit of policyholders in a particular state.

4.    Deferred policy acquisition costs
      ---------------------------------

     Deferred policy acquisition costs at December 31, 1999, 1998 and 1997 consist of the following:


                                           1999          1998           1997
                                           ----          ----           ----
Deferred policy acquisition
     costs at beginning
     of year                         $ 13,583,956  $ 15,451,689    $ 16,979,612
Policy acquisition costs deferred:

Commissions                             1,223,187     1,053,953       1,204,604
Underwriting & issue costs                440,200       429,600         450,800
Other                                     421,051       427,729         414,374
Change in unrealized
     appreciation

     (depreciation)                       235,048      (294,326)        (55,084)
                                     ------------  ------------    ------------
                                        2,319,486     1,616,956       2,014,694
Amortization of
     deferred policy

     acquisition costs                 (3,029,223)   (3,484,689)     (3,542,617)
                                     ------------  ------------    ------------
Deferred policy
     acquisition costs
     at end of year                  $ 12,874,219  $ 13,583,956    $ 15,451,689
                                     ============  ============    ============

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


5.    Property and equipment

      Property and equipment consists of the following:

                                 December 31,  December 31,
                                    1999          1998
                               ------------    -----------
Land                            $  982,027   $  982,027
Building and improvements        2,205,795    2,198,468
Furniture and equipment            993,198    1,068,995
                                ----------   ----------
                                 4,181,020    4,249,490
Less accumulated depreciation    1,745,455    1,664,235
                                ----------   ----------
                                $2,435,565   $2,585,255
                                ==========   ==========

     Depreciation expense for the years ended December 31, 1999, 1998 and 1997 totaled $135,145, $153,348, and $145,912, respectively.

6.   Future policy benefits
     ----------------------
     At December 31, 1999 and 1998, future policy benefits, exclusive of universal life and flexible term annuities consist of the following:


                          December 31,   December 31,
                             1999           1998
                         -----------     -----------
Life insurance            $1,334,887   $1,370,360
Annuities                    304,414      298,456
Accident & health
  insurance                    9,675       58,484
                          ----------   ----------
Total life & health

 future policy benefits   $1,648,976   $1,727,300
                          ==========   ==========

      Life insurance in-force aggregated approximately $1.2 billion at December 31, 1999, and 1998. Mortality and withdrawal assumptions are based upon the Company's experience and actuarial judgment with an allowance for possible unfavorable deviations from the expected experience.

      The mortality tables used in calculating benefit reserves for non universal life contracts are the 1965-1970 Basic Select and Ultimate for males and the 1980 U.S. Population mortality table modified for company expected experience.

      For non-universal life policies written during 1983 through 1988, interest rates used are 8.0 percent for policy years one through five, decreasing by .1 percent per year for policy years six through twenty, to 6.5 percent for policy years twenty-one and thereafter. For certain non universal life contracts written in 1996-1999, interest rates of 6.75% level have been assumed. For non-universal life policies written in 1982 and prior, interest rates vary, depending on policy type, from 7 percent for all policy years to 6 percent for policy years one through five and 5 percent for years six and thereafter. For universal life policies written since 1988, the interest rate used is a credited rate generally based upon the Company's investment yield less 1%.

7.    Reinsurance
      -----------
      The Company routinely cedes and, to a limited extent, assumes reinsurance to limit its exposure to loss on any single insured. Ceded insurance is treated as a risk and liability of the assuming companies.

      As of December 31, 1999, ordinary insurance coverage in excess of $75,000 is reinsured; however for some policies previously issued, the first $30,000, $40,000 or $50,000 was retained and the excess ceded. The retention limit for some substandard risks is less than $75,000. Reinsured risks would give rise to liability to the Company in the event that the reinsuring company were unable to

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


7.    Reinsurance, continued
      ----------------------
      meet its obligations under the reinsurance agreement in force, as the Company remains primarily liable for such obligations. Under reinsurance agreements exclusive of the MEGA agreement discussed below, the Company has ceded premium of $424,255, $415,080, and $432,486 included in reinsurance premiums ceded, and received recoveries of $162,871, $88,457 and $131,449 included in annuity, death and other benefits for the years ended December 31, 1999, 1998 and 1997, respectively.

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

      For the years ended December 31, 1999, 1998 and 1997, the Company ceded premiums to MEGA of $424,592, $448,355 and $481,585, included in reinsurance ceded, and received recoveries of $576,194, $469,307 and $503,159, included in annuity, death and other benefits, respectively. The funds held related to reinsurance treaties of $1,475,512 and $1,419,357 represent the 18% share of policy loans ceded to the reinsurer at December 31, 1999 and 1998, respectively.

8.    Notes payable
      -------------
      As of December 31, 1999, the Company had an unused line of credit of $5,000,000 which is secured by student loans equaling 115% of the unpaid principal balance. The facility bears interest at a variable rate per annum payable monthly and expires on September 18, 2007.

9.    Note payable to related party
      -----------------------------

      A note payable to a related party consists of amounts due on demand to Security National Financial Corporation. The note's proceeds were obtained in December 1988 and the note qualifies as shareholders' equity for statutory accounting purposes in accordance with Section 628.401 of the Florida Statutes. At December 31, 1999, the note bears interest at 9.0% percent (payable monthly); principal repayment is contingent upon the Company maintaining statutory surplus in excess of $1,900,000 and obtaining approval in advance by the Florida Department of Insurance. Interest expense relating to the balance of the note payable to the related party during 1999, 1998 and 1997 aggregated $90,000, $90,000, and $90,000 respectively.

10.   Income  taxes
      -------------
      The Company's income tax liability at December 31 is summarized as follows:

                                  1999              1998
                                  ----              ----
               Current          $139,160          $   --
               Deferred          274,550           796,074
                                --------         ---------
               Total            $413,710          $796,074
                                ========          ========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


10.    Income taxes, continued
       -----------------------
       Total income taxes including taxes on the change in the value of investments for the years ended December 31, 1999, 1998, and 1997 were as follows:

                            1999        1998         1997
                            ----        ----         ----

Tax expense (benefit)
  in operations         $ 150,168    $(241,907)   $  54,200
Tax on unrealized
  appreciation
  (depreciation) of

  investments            (532,532)    (174,016)     163,500
                        ---------    ---------    ---------
                        $(382,364)   $(415 923)   $ 217,700
                        =========    =========    =========

     Income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 is summarized as follows:


               1999          1998        1997
               ----          ----        ----
Current:
Federal     $ 123,268    $   9,329    $(142,870)
State          15,891        1,207       (1,030)
            ---------    ---------    ---------
              139,159       10,536     (143,900)
            ---------    ---------    ---------
Deferred:
 Federal        9,693     (215,838)     169,100
 State          1,316      (36,605)      29,000
            ---------    ---------    ---------
               11,009     (252,443)     198,100
            ---------    ---------    ---------
            $ 150,168    $(241,907)   $  54,200
            =========    =========    =========

     Income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 differs from "expected" tax (computed by applying the U.S. federal income tax rate to pretax income as a result of the following:


                                        1999         1998         1997
                                     ---------    ---------    ---------
Computed "expected" tax expense
   (benefit)                         $ 265,923    $(212,718)   $  84,800
Increase (reduction) in income
   taxes resulting from:
     Small life insurance
          company deduction           (139,195)     (12,390)     (76,000)
     Changes in the valuation
          allowance for deferred
          tax assets, allocated to
          income tax expense            17,590      (17,950)      11,100
   (Over) under accrual of
     prior year expense                   --           --          6,100
   State taxes, net of federal
     income tax benefit                  5,850        1,207       18,200
   Other, net                             --            (56)      10,000
                                     ---------    ---------    ---------
                                     $ 150,168    $(241,907)   $  54,200
                                     =========    =========    =========

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

At December 31, 1999, the balance of the Policyholders' Surplus account aggregated approximately $236,000. The Company has not recorded deferred income taxes totaling approximately $80,000 relating to this amount as it has no plan to distribute the amounts in Policyholders' Surplus in the foreseeable future. The Tax Reform Act of 1986 enacted a new separate parallel tax system referred to as the Alternative Minimum Tax (AMT) system. AMT is based on a flat rate applied to a broader tax base. It is calculated separately from the regular federal income tax and the higher of the two taxes is paid. The excess of the AMT over regular tax is a tax credit, which can be carried forward indefinitely to reduce regular tax liabilities of future years. In 1999, 1998 and 1997, AMT exceeded regular tax by $27,338, $156,820, and $11,100, respectively. At December 31, 1999, the AMT tax credit available to reduce future regular tax totaled $235,190.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:


                                          1999           1998
                                      -----------    -----------
Deferred tax assets:
Unearned revenue, due to deferral of
  "front-end" fee                      $ 1,950,587    $ 2,266,605
Policy liabilities and accruals,
   principally due to adjustments
   to reserves for tax purposes          1,804,230      2,090,315
Deferred policy acquisition costs
  related to unrealized appreciation
  (depreciation)                          (126,830)        59,420

Alternative minimum tax credit
   carry forwards                          235,190        252,780
                                       -----------    -----------

Total gross deferred tax assets          3,863,177      4,669,120
Less valuation allowance                  (235,190)      (252,780)
                                       -----------    -----------

Net deferred tax assets                  3,627,987      4,416,340
                                       -----------    -----------

Deferred tax liabilities:
Deferred policy acquisition costs       (3,908,348)    (4,263,587)
Other                                     (252,011)      (629,892)
Unrealized (appreciation)
depreciation of securities                 257,822       (318,935)
                                       -----------    -----------

Total gross deferred tax liabilities    (3,902,537)    (5,212,414)
                                       -----------    -----------

Net deferred tax (liability)           $  (274,550)   $  (796,074)
                                       ===========    ===========

The net change in the total valuation allowance for the years ended December 31, 1999 and 1998 was a decrease of $17,590 and $156,820, respectively. The net change in the total valuation allowance for the year ended December 31, 1997 was an increase of $11,100.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


10.     Income taxes, continued
        -----------------------
        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1999.

11.     Related party transactions
        --------------------------
        The Company's general agent, Insuradyne Corporation, is a wholly-owned subsidiary of Security National Financial Corporation. The balances due to an affiliated insurance agency reflected in the accompanying balance sheets principally represent earned commission due to Insuradyne. The Company incurred commission expense to Insuradyne aggregating $175,409, $252,955 and $323,303, in 1999, 1998, and 1997, respectively. These amounts are included as components of acquisition costs deferred and related amortization. Insuradyne incurred insurance-related expenses aggregating $495, $33,374, and $25,604 in 1999, 1998 and 1997,
        respectively.

        Effective December 31, 1998, the Company entered into an Administrative Services Agreement with its ultimate parent Security National Financial Corporation (Security National). Under the terms of the Administrative Services Agreement, all of the Company's employees became employees of Security National. Administrative functions previously performed by the Company are now being furnished to the Company under the Agreement. The Company pays to Security National $250,000 per month or $3 million per year for the administrative services and Agency Agreement.

        On December 28, 1998 the Company entered into a Loan Funding and Fee Agreement and Agency Agreement (the "Agreement") with Security National Mortgage Company ("SNMC"), a subsidiary of Security National. Under the terms of the Agreement, SNMC assigns their interest in residential mortgage loans that have been pre-sold to third party investors to the Company. The Company purchases these loans and holds them as short-term investments until it receives the proceeds from the third party investors. The Company receives fee income from SNMC based upon how long the loans were outstanding. At December 31, 1999 and 1998 the Company had outstanding loan purchases of $8,595,093 and $3,941,020, respectively. Included in investment income is $457,861 and $534 for the years ended December 31, 1999 and 1998, respectively.

        The Company received for the year ended December 31, 1999, $219,684 as rental income from Security National for a lease of office space in the Company's building under the terms of the Administrative Services Agreement.

        The Company received for the year ended December 31, 1999, $230,639 in interest income from Security National for short-term loans of which none were outstanding as of December 31, 1999.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


12.     Earnings per share
        ------------------
        The following table sets forth the computation of basic and diluted earnings per share:

                                             1999          1998           1997
                                             ----          ----           ----
Numerator for basic and diluted
  earnings per share:
      Net income (loss)                $   631,958   $  (383,733)   $   195,210
Denominator:
      Denominator for basic
        earnings per share
        weighted average shares          1,907,989     1,907,989      1,907,989

      Effective dilutive securities:
        Agent stock options                   --            --            1,214

Dilutive potential common shares              --            --            1,214
Denominator for diluted
      earnings per share weighted
      average shares and assumed
        conversions                      1,907,989     1,907,989      1,908,203
Basic earnings per share                      $.33        $(0.20)         $0.10
Diluted earnings per share                    $.33        $(0.20)         $0.10


13.     Agents' incentive stock bonus plan
        ----------------------------------

        The Company has an incentive bonus plan for agents that was adopted January 1, 1995 by the Company's Board of Directors and effective through December 31, 2001. Agents that qualify under the plan have the option to purchase shares of common stock. The number of shares of common stock is determined on the date of the award as the number of whole shares equal to the award based on the applicable stock price on December 31 of the year the agent has qualified for the bonus. For each share of common stock purchased by the agent, the Company will concurrently award an equivalent number of shares to the agent. Awards were granted in 1999 under this plan. The Company incurred expenses of approximately $5,010 relating to the Company's matching number of shares. If the agent does not purchase the shares within the designated period, then the agent forfeits their rights to purchase the shares of common stock as well as the matching number of shares to be contributed by the Company.

14.     Disclosures about fair value of financial instruments
        -----------------------------------------------------

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


14.     Disclosures about fair value of financial instruments, continued
        ----------------------------------------------------------------

        The following table presents the carrying amounts and estimated fair values of financial instruments held at December 31, 1999 and 1998. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                        1999                      1998
                               ----------------------         --------------
                               Carrying     Estimated      Carrying   Estimated
                                amount     fair value       amount   fair value
                               --------    ----------      --------  ----------
Financial assets:
Fixed maturities
   held-to-maturity
   (see note 3)             $ 3,978,871   $ 3,985,336   $ 4,956,910 $ 5,064,541
Fixed maturities
   available-for-
   sale (see note 3)         23,951,111    23,951,111    28,479,161  28,479,161
Equity securities

   available-for-sale           378,440       378,440       250,232     250,232
Mortgage loans                1,497,688     1,497,688          --          --
Policy and student loans      8,328,847     8,328,847     8,462,438   8,462,438
Short-term investments        8,595,093     8,595,093    11,434,983  11,434,983
Cash and cash equivalents     4,013,401     4,013,401       682,389     682,389

Financial liabilities:
Policy liabilities-
   policyholders'
   account balances         $50,377,101   $46,586,173   $52,520,300 $46,755,788

15.     Legal proceedings
        -----------------
        Lawsuits against the Company have arisen in the normal course of the Company's business. However, contingent liabilities arising from litigation and other matters are not considered material in relation to the financial position of the Company.

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

                                                                 Schedule I

                       SOUTHERN SECURITY LIFE INSURANCE COMPANY
                       Summary of Investments Other Than
                         Investments in Related Parties

                                December 31, 1999

                                                   Number of
                                                  shares or                                Amount at
                                                units-principal                           which shown
                                                  amounts of                   Fair          in the
Type of investment                              bonds or notes     Cost        value      balance sheet
------------------                              --------------     ----        -----      -------------
Fixed maturities held-for-investment:
   U.S. Government and government
       agencies and authorities                   1,000,000   $ 1,007,021   $ 1,022,810   $ 1,007,021
   Public utilities                                 500,000       500,010       500,000       500,010
   Industrial and miscellaneous                   1,500,000     1,477,966     1,471,175     1,477,966
   Special revenue and special assessment
       of agencies and authorities of
       governments and political subdivisions     1,001,852       993,874       991,351       993,874
                                                -----------   -----------   -----------   -----------

   Total fixed maturities held for investment     4,001,852     3,978,871     3,985,336     3,978,871
                                                -----------   -----------   -----------   -----------

Fixed maturities available-for-sale:
   U.S. Government and government
       agencies and authorities                   4,550,000     4,596,188     4,579,225     4,579,225
  Public utilities                                  655,000       687,540       666,528       666,528
   Industrial and miscellaneous                  18,860,000    19,415,199    18,615,245    18,615,245
   Special revenue and special assessment
       of agencies and authorities of
       governments and political subdivisions        90,338        90,341        90,113        90,113
                                                -----------   -----------   -----------   -----------

   Total fixed maturities available for sale     24,155,338    24,789,268    23,951,111    23,951,111
                                                -----------   -----------   -----------   -----------

                                                 28,157,190    28,768,139    27,936,447    27,929,982
                                                                            ===========   ===========
Equity securities:
   Common, including investments
       in mutual fund                                11,524       225,980       378,440       378,440
                                                                            ===========   ===========

Mortgage loans                                    1,497,688     1,497,688

Policy loans                                      8,179,649     8,179,649

Student loans                                       149,198       149,198

Short-term investments                            8,595,093     8,595,093

Other invested assets                                  --            --
                                                                            -----------   -----------
   Total investments                            $47,415,747   $46,730,050
                                                                            ===========   ===========

See accompanying auditors' report.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                             Financial Data Schedule

             For the periods ending December 31, 1999, 1998 and 1997


                                      December 31,  December 31,   December 31,
                                         1999          1998           1997
                                     -----------    -----------     --------
Fixed maturities held for sale      $ 23,951,111   $ 28,479,161    $ 31,843,324
Fixed maturities held to
  maturity (carrying value)            3,978,871      4,956,910      10,501,712
Fixed maturities held to
  maturity (market value)              3,985,336      5,064,541      10,631,003
Investment in equity
  securities                             378,440        250,232         839,973
Mortgage loans on real estate          1,497,688           --              --
Investment in real estate                   --             --              --
Total investments                     46,730,050     53,583,724      50,870,390
Cash and cash equivalents              4,080,484        682,389       2,448,994
Reinsurance recoverable on
  paid losses                            373,459        306,258         359,688
Deferred policy acquisition costs     12,874,219     13,583,956      15,451,689
Total assets                          77,208,941     81,205,193      82,142,465
Policy liabilities-future
  benefits, losses, claims             1,648,976      1,727,300       1,409,031
Policy liabilities-unearned
  premiums                             5,323,954      6,023,399       7,108,662
Policy liabilities-other claims
  and benefits                           540,407        540,789         427,649
Other policyholder funds                  69,789         64,738          59,686
Notes payable, bonds, mortgages,
  and similar debt                     1,000,000      1,000,000       1,000,000
Preferred stocks mandatory
  redemption                                --             --              --
Preferred stocks non-
  mandatory redemption                      --             --              --
Common stock                           1,907,989      1,907,989       1,907,989
Other stockholders equity              4,011,519      4,011,519       4,011,519
Total liabilities and
  stockholders equity                 77,208,941     81,205,193      82,142,465
Premiums                               6,901,546      7,228,227       7,643,650
Net investment income                  3,909,373      3,587,147       3,545,311
Realized investment gains
  and losses                                --          525,181         506,795
Other income                             715,128           --              --
Benefits, claims, losses
  and settlement expenses              4,453,564      4,012,491       4,307,013
Underwriting acquisition and
insurance expenses-
  amortization of deferred
  policy acquisition costs             3,029,223      3,484,689       3,542,617

Underwriting acquisitions and

  insurance expense other           $  3,261,134   $  4,134,686    $  3,472,255
Income or (loss) before taxes            782,126       (625,640)        249,410
Income tax expense                       150,168       (241,907)         54,200
Income (Loss) continuing
  operations                             631,958       (383,733)        195,210
Discontinued operations                     --             --              --
Extraordinary items                         --             --              --
Cumulative effect-changes in
  accounting principals                     --             --              --
Net income (loss)                        631,958   $   (383,733)   $    195,210

Earnings per share - basic          $        .33   $       (.20)   $        .10
Earnings per share - diluted        $        .33   $       (.20)   $        .10




                                                               Schedule III

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                       Supplementary Insurance Information

                        December 31, 1999, 1998 and 1997


                              Future policy                              Other
                Deferred       benefits,       Policy-                 policy
                 policy       losses claims   holders'                claims &                        Net
               acquisition     and loss        account    Unearned     benefits       Premium      investment
                   cost        expenses     balances      premiums      payable       revenue        income
               -----------  -------------   --------      --------     --------       -------        ------
1999 Life
  and
  annuities   $12,874,219     1,648,976    50,377,101     5,323,954       540,407     6,901,546     3,909,373
              ===========   ===========   ===========   ===========   ===========   ===========   ===========

1998 Life
  and
  annuities   $13,583,956     1,727,300    52,520,300     6,023,399       540,789     7,228,227     3,587,147
              ===========   ===========   ===========   ===========   ===========   ===========   ===========

1997 Life
  and
  annuities   $15,451,689     1,409,031    52,335,511     7,108,662       427,649     7,643,650     3,545,311
              ===========   ===========   ===========   ===========   ===========   ===========   ===========

See accompanying auditors' report.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                       Supplementary Insurance Information

                        December 31, 1999, 1998 and 1997


                    Benefits          Amortization
                    claims            of deferred
                   losses &             policy                   Other
                  settlement          acquisition             operating
                  expenses              costs                  expenses
                 --------             -----------              --------
1999 Life
  and
  annuities     4,453,564                 3,029,223            3,261,134
              ===========               ===========          ===========

1998 Life
  and
  annuities     4,346,820                 3,484,689            4,134,686
              ===========               ===========          ===========

1997 Life
  and
  annuities     4,431,474                 3,542,617            3,472,255
              ===========               ===========          ===========



                                                                Schedule IV

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                   Reinsurance

                        December 31, 1999, 1998 and 1
                                                                                                         Percentage
                                                         Ceded to          Assumed                        of amount
                                                          other          from other                       assumed
                                    Direct amount       companies        companies       Net amount       to net
                                    -------------       ---------        ---------       ----------       ------
December 31, 1999:
   Life insurance in force         $  896,846,000      250,691,000      558,571,000    1,204,726,000             46%
                                   ==============   ==============   ==============   ==============   ==============

   Premiums:
     Life insurance                $    7,126,938          984,550          537,797        6,680,185              8%
     Accident & health insurance          236,536           15,175             --            221,361             --
                                   --------------   --------------   --------------   --------------   ==============

   Total Premiums                  $    7,363,474          999,725          537,797        6,901,546              8%
                                   ==============   ==============   ==============   ==============   ==============

December 31, 1998:
   Life insurance in force         $  919,014,000      297,913,000      548,515,000    1,169,616,000             47%
                                   ==============   ==============   ==============   ==============   ==============

   Premiums:
     Life insurance                     7,366,153          863,436          566,628        7,069,345              8%
     Accident & health insurance          158,882             --               --            158,882             --
                                   --------------   --------------   --------------   --------------   --------------

   Total Premiums                  $    7,525,035          863,436          566,628        7,228,227              8%
                                   ==============   ==============   ==============   ==============   ==============

December 31, 1997:
   Life insurance in force         $1,026,038,000      337,901,000      532,772,000    1,220,909,000             44%
                                   ==============   ==============   ==============   ==============   ==============

   Premiums:
     Life insurance                     8,055,672          914,071          490,726        7,632,327            6.4%
     Accident & health insurance           11,323             --               --             11,323             --
                                   --------------   --------------   --------------   --------------   --------------

   Total Premiums                  $    8,066,995          914,071          490,726        7,643,650            6.4%
                                   ==============   ==============   ==============   ==============   ==============

                                       44

Item 9.  Change in and disagreements on accounting and financial disclosure.
---------------------------------------------------------------------------

Southern Security Life, (the "Company") retained Tanner + Co. as its independent auditors and replaced Ernst & Young LLP effective December 1, 1999. The Company retained Ernst & Young LLP as its independent auditors and replaced KPMG Peat Marwick LLP effective February 21, 1999. No report of KPMG Peat Marwick LLP or Ernst & Young LLP on the financial statements of the Company for either of the past two years contained an adverse opinion, or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. Since the engagement of KPMG Peat Marwick LLP and Ernst & Young, LLP for the Company's two most recent fiscal years and through the date of replacement, there were no disagreements between the Company and KPMG Peat Marwick LLP and Ernst and Young, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The change in independent accountants was approved by the Company's Board of Directors and disclosed in a Form 8-K, which was filed with the Securities and Exchange Commission on December 21, 1999. Reference is made to current reports on Forms 8-K dated December 21, 1999.

                                    PART III

Item 10.  Directors and executive officers of the Company.
---------------------------------------------------------

The Company's Board of Directors consists of nine persons, six of whom are not employees of the Company. There is no family relationship between or among any of the directors, except that Scott M. Quist and G. Robert Quist are the sons of George R. Quist. The following table sets forth certain information with respect to the directors and executive officers of the Company.

                               Director
Name                    Age      Since         Position(s) with the Company
----                    ---    --------        ----------------------------
George R. Quist          79   December 1998   Chairman of the Board, President
                                              and Chief Executive Officer

William C. Sargent       71   December 1998   Senior Vice President, Secretary
                                              and Director

Scott M. Quist           46   December 1998   First Vice President, General
                                              Counsel, Treasurer and Director

Charles L. Crittenden    80   December 1998   Director

Sherman B. Lowe          85   December 1998   Director

R.A.F. McCormick         86   December 1998   Director

H. Craig Moody           46   December 1998   Director

Norman G. Wilbur         61   December 1998   Director

Robert G. Hunter         40   December 1998   Director

G. Robert Quist          48   April 1999      Director

Committees of the Board of Directors include an executive committee, on which George Quist, Scott Quist, Sargent and Moody serve; an audit committee, on which Crittenden, Lowe, Moody, and Wilbur serve; and a compensation committee, on which Crittenden, Lowe and George Quist serve.

The following is a description of the business experience of each of the directors.

George R. Quist, age 79, has been Chairman of the Board, President and Chief Executive Officer of the Company since December 1998. Mr. Quist is also Chairman of the Board, President and Chief Executive Officer of Security National Financial Corporation and has served in this position since October 1979. From 1960 to 1964, he was Executive Vice President and Treasurer of Pacific Guardian Life Insurance Company. From 1946 to 1960, he was an agent, District Manager and Associate General Agent for various insurance companies. Mr. Quist also served from 1981 to 1982 as the President of The National Association of Life Companies, a trade association of 642 life insurance companies, and from 1982 to 1983 as its Chairman of the Board.

William C. Sargent, age 71, has been Senior Vice President, Secretary and a director since December 1998. Mr. Sargent is also Senior Vice President, Secretary and a Director of Security National Financial Corporation and has served in this position since February 1980. Prior to 1980, he was employed by Security National as a salesman and agency superintendent.

Scott M. Quist, age 46, has been General Counsel, First Vice President, Treasurer and a director since December 1998. Mr. Quist is also First Vice President, General Counsel, Treasurer and a Director of Security National Financial Corporation and has served in this position since May 1986. From 1980 to 1982, Mr. Quist was a tax specialist with Peat, Marwick, Mitchell, & Co., in Dallas, Texas. From 1986 to 1991, he was a treasurer and director of The National Association of Life Companies, a trade association of 642 insurance companies until its merger with the American Council of Life Companies. Mr. Quist has been a member of the Board of Governors of the Forum 500 Section (representing small insurance companies) of the American Council of Life Insurance. Mr. Quist has also served as regional director of Key Bank of Utah since November 1993. Mr. Quist is currently a director and Vice President of the National Alliance of Life Companies, a trade association of over 200 life companies.

Charles L. Crittenden, age 80, has been a director of the Company since December 1998. Mr. Crittenden is also a Director of Security National Financial Corporation and has served in this position since October 1979. Mr. Crittenden has been sole stockholder of Crittenden Paint & Glass Company since 1958. He is also an owner of Crittenden Enterprises, a real estate development company and Chairman of the Board of Linco, Inc.

Sherman B. Lowe, age 85, has been a director of the Company since December 1998. Mr. Lowe is also a Director of Security National Financial Corporation and has served in this position since October 1979. Mr. Lowe was formerly President and Manager of Lowe's Pharmacy for over 30 years. He is now retired. He is an owner of Burton-Lowe Ranches, a general partnership.

R.A.F. McCormick, age 86, has been a director of the Company since December 1998. Mr. McCormick is also a Director of Security National Financial Corporation and has served in this position since October 1979. He is a past Vice President of Sales for Cloverclub Foods. He is now retired.

H. Craig Moody, age 46, has been a director of the Company since December 1998. Mr. Moody is also a Director of Security National Financial Corporation and has served in this position since September 1995. Mr. Moody is owner of Moody & Associates, a political consulting and real estate company. He is a former Speaker and House Majority Leader of the House of Representatives of the State of Utah.

Norman G. Wilbur, age 61, has been a director of the Company since December 1998. Mr. Wilbur is also a Director of Security National Financial Corporation and has served in this position since October 1998. Mr Wilbur worked for J.C. Penny's regional offices in budget and analysis. His final position was Manager of Planning and Reporting for J.C. Penney's stores. After 36 years with J.C. Penny's, he took an option of an early retirement in 1997. Mr. Wilbur is a past board member of a homeless organization in Plano, Texas.

Robert G. Hunter, M.D., age 40, has been a director of the Company since December 1998. Dr. Hunter is also a Director of Security National Financial Corporation and has served in this position since October 1998. Dr. Hunter is currently a practicing physician in private practice. Dr. Hunter created the State Wide E.N.T. Organization (Rocky Mountain E.N.T., Inc.) where he is currently a member of the Executive Committee. He is Chairman of Surgery at Cottonwood Hospital, a delegate to the Utah Medical Association and a delegate representing Utah to the American Medical Association, and a member of several medical advisory boards.

G. Robert Quist, age 48, has served as President of Big Willow Water Company from 1987 to the present time. He has served on the Board of Directors of Associated Investors Company of Hawaii, has served on the Board of Directors and is Secretary/Treasurer of the Utah Cemetery Association.

Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company (the business biographies set forth above):

Name                           Age           Title
-------                      ------         -------
George R. Quist (1)            79     Chairman of the Board, President and
                                      Chief Executive Officer

William C. Sargent             71     Senior Vice President and Secretary

Scott M. Quist (1)             46     First Vice President, General Counsel and
                                      Treasurer

(1) George R. Quist is the father of Scott M. Quist.

The Board of Directors of the Company has a written procedure which requires disclosure to the Board of any material interest or any affiliation on the part of any of its officers, directors or employees which is in conflict or may be in conflict with the interests of the Company.

No director, officer or 5% stockholder of the Company or its subsidiaries, or any affiliate thereof has had any transactions with the Company or its subsidiaries during 1999 or 1998.

Each of the directors are board members of Security National Financial Corporation (the ultimate parent of the Company) with the exception of G. Robert Quist, which has a class of equity securities registered under the Securities Exchange Act of 1934, as amended. In addition, Scott M. Quist is a regional director of Key Bank of Utah. All directors of the Company hold office until the next annual meeting of stockholders, until their successors have been elected and qualified, or until their earlier resignation or removal.

Item 11.  Executive compensation.
--------------------------------

    (a) Summary compensation. The following summary compensation table is provided with respect to the Company's Chief Executive Officer and its Executive Vice President, who constitute all of the executive officers of the Company whose total annual salary and bonus exceed $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                                       Long Term Compensation
                                                                              ---------------------------------------
                                           Annual Compensation                Awards           Awards       Payouts
                          -------------------------------------------------------------------------------------------------------
    (a)                  (b)        (c)           (d)          (e)           (f)              (g)         (h)           (i)
                                                              Other      Restricted       Securities                All other
Name and                                                     Annual         Stock         Underlying     LTIP         Compen-
Principal                                                 Compensation     Awards          Options/     Payouts       sation
Position                Year     Salary($)     Bonus($)        ($)           ($)            SARs(#)       ($)            $
-----------------------------------------------------------------------------------------------------------------------------------
President
and Chief
Executive
Officer

George R. Quist(5)        1999    $0              $0        $0                $0              N/A         N/A            N/A

George R. Quist(1)        1998    $0              $0        $0                $0              N/A         N/A            N/A

George Pihakis            1998    $244,800        $0        $13,625(2)        $0              N/A         N/A      $1,050,000 (3)

George Pihakis            1997    $244,800        $0        $11,674(2)        $0              N/A         N/A            N/A

Executive Vice
President

David C. Thompson(5)      1999    $0              $0        $0                $0              N/A         N/A            N/A

David C. Thompson         1998    $121,275        $0        $13,313(4)        $0              N/A         N/A            N/A

David C. Thompson         1997    $121,275        $0        $14,043(4)        $0              N/A         N/A            N/A

     (1)    New officers appointed in December 1998 did not receive any compensation in 1998.

     (2) During 1998 this amount included $6,350 paid in the form of a director's fee, and $7,275 paid in the form of a car allowance.

Item 11.  Executive compensation, continued
-------------------------------------------
            During 1997 this amount included $6,600 paid in the form of a director's fee, $550 paid in the form of an executive committee fee, and $4,524 paid in the form of a car allowance.

     (3) Payment of lump sum settlement under Executive Compensation Agreement. See "Item 11, Executive Compensation (e) Employee Contracts."

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

     (5) Effective January 1, 1999, the Company entered into an Administrative Services Agreement with its ultimate parent Security National Financial Corporation (Security National). Under the terms of the Administrative Services Agreement, all of the Company's employees became employees of Security National. Administrative functions previously performed by the Company are now being furnished to the Company under this Agreement. The Company pays to Security National $250,000 per month or $3 million per year for the Administrative services.

    (b) Perquisites. Executive officers of the Company who are employees of the Company are covered under a group life, group disability, and hospitalization plan that does not discriminate in favor of officers and that is generally available to all salaried employees. The Company does not have a pension, retirement or other deferred compensation plan, or any other similar arrangement.

    (c) Director's fees and other fees. Directors of the Company prior to December 17, 1998 received a director's fee of $6,600 per year for serving as director of the Company. Each director of the Company also received the sum of $275 for each committee meeting attended, if such committee meeting is not in conjunction with a meeting of the Company's Board of Directors held at the same time and place. New directors elected in December 1998 did not receive any compensation in 1998 or 1999.

    (d) Compensation committee interlocks and insider participation. The Executive Committee of the Company's Board of Directors makes recommendation to the Board of Directors concerning the compensation of the Company's executive officers. Subsequently, the Board of Directors makes all final decisions concerning such compensation.

    (e) Employee contracts. As part of the acquisition by Security National Financial Corporation (SNFC) on December 17, 1998 of SSLIC Holding Company
    (formerly Consolidare Enterprises, Inc.), SNFC caused the Company to pay $1,050,000 to George Pihakis, President and Chief Executive Officer of the Company prior to closing, as a lump sum settlement of the executive compensation agreement between the Company and Mr. Pihakis.

Item 12. Security ownership of certain beneficial owners and management.
------------------------------------------------------------------------
The following table sets forth, as of December 31, 1999, information with respect to the only persons known by the Company to be the beneficial owner of more than 5% of the Company's outstanding voting securities:

                                                        Number of Shares
          Title                                          and Nature of
           of            Name and Address of             Beneficial     Percent
          Class           Beneficial Owner               Ownership     of Class
         -------   ------------------------------------  -----------   --------
         Common   SSLIC Holding Company Inc., formerly

         Shares   Consolidare Enterprises, Inc.            1,170,195      61.3%
                  c/o Security National Life Ins. Co.        Direct
                  5300 S 360 W, Suite 200
                  Salt Lake City, UT 84123

         Common   Capital Indemnity Corp.,                   151,871       8.0%
         Shares   George A. Fait                             Direct
                  4610 University Ave, Madison, WI

Item 13.  Certain relationships and related transactions.
--------------------------------------------------------

Insuradyne Corporation, a wholly-owned subsidiary of Security National Financial Corporation, serves as general agent for the Company, pursuant to a general agency agreement, which is terminable by either party with 30 days notice. In such capacity, Insuradyne receives a commission on the first year commissionable premium on certain of the Company's policies as well as a small renewal commission on certain other policies. In accordance with the Florida Insurance Code, a copy of the Company's General Agency Agreement with Insuradyne Corporation was filed with and approved by the Florida Department of Insurance. Management of the Company believes that the terms of its General Agency Agreement with Insuradyne are as favorable to the Company as terms which could be obtained from independent third parties. During 1999, gross commissions in the amount of $175,409 were earned by Insuradyne Corporation. At December 31, 1999, the Company owes $195,785 to Insuradyne as a result of commissions earned by Insuradyne but for which Insuradyne has not yet requested payment.

No director or officer of the Company or any associates of any director or officer of the Company was indebted to the Company at December 31, 1999.

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

The Company entered into an Administrative Services Agreement dated December 17, 1998 with SNFC. Under the terms of the agreement, SNFC has agreed to provide the Company with certain defined administrative and financial services, underwriting, data processing, legal, building management, marketing advisory services and investment services. In consideration for the services to be provided by SNFC, the Company shall pay SNFC an administrative services fee of $250,000 per month, which may be increased, beginning on January 1, 2001, to reflect increases in Consumer Price Index, over the index amount as of January 1, 2000.

The Administrative Services Agreement shall remain in effect for an initial term expiring on December 16, 2003. However, the term of the agreement may be automatically extended for an additional one-year term unless either the Company or SNFC shall deliver a written notice on or before September 30 of any year stating to the other its desire not to extend the term of the agreement. SSLIC Holding Company, a wholly owned subsidiary of Security National Life Insurance Company, owns 61.3% of the outstanding shares of common stock of the Company. Security National Life Insurance Company is a wholly owned subsidiary of SNFC. In addition, George R. Quist, the Company's President and Chef Executive Officer is the President and Chief Executive Officer of SNFC; Scott M. Quist, the Company's First Vice President, General Counsel and Treasurer is the First Vice President, General Counsel and Treasurer of SNFC; and William C. Sargent, the Company's Senior Vice President and Secretary is the Senior Vice President and Secretary of SNFC. Finally, the directors of the Company also serve as the directors of SNFC. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

On December 28, 1998 the Company entered into a Loan Funding and Fee Agreement and Agency Agreement (the "Agreement") with Security National Mortgage Company ("SNMC"), a subsidiary of SNFC. Under the terms of the Agreement SNMC assigns their interest in residential mortgage loans that have been pre-sold to third party investors to the Company. The Company purchases these loans and holds them as short-term investments until it receives the proceeds from the third-party investors. The Company receives fee income from SNMC based upon how long the loans were outstanding. At December 31, 1999 and 1998 the Company had outstanding loan purchases of $8,595,093 and $3,941,020 respectively. Included in investment income is $457,861 and $534 for the years ended December 31, 1999 and 1998, respectively.

The Company received for the year ended December 31, 1999, $219,684 as rental income from SNFC for a lease of office space in the Company's building under the terms of the Administrative Services Agreement.

The Company received for the year ended December 31, 1999, $230,639 in interest income from SNFC for short-term loans of which none were outstanding as of December 31, 1999.

                                     PART IV

Item 14. Financial statements, exhibits filed and reports on Form 10-K.

                                                                     Page Number
                                                                     -----------
         (a)      1.       See item 8
                           ----------

                  2.       Supplemental Schedules

                           Required   Financial  Data  -  for  the  years  ended
                           December 31, 1998, 1997 and 1996 - included in Part II, Item 8:

                           Schedule I - Summary of Investments -
                           Other than Investments in Related
                           Parties.........................................41

                           Financial Data Schedule.........................42

                           Schedule III - Supplementary Insurance

                           Information.....................................43

                           Schedule IV - Reinsurance.......................44

Schedules other than those listed above have been omitted because they are not applicable or because the required information is included in the financial statements and notes thereto or in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

3.       Exhibits

      Exhibit     Document

         No.

          3. Articles of Incorporation, as amended, and Bylaws, as amended, dated September 1994, incorporated by reference from the Annual Report on Form 10-K for fiscal year ended December 31, 1994.

          10.A Revolving Financing Agreement between the Company and the Student Loan Marketing Association, dated September 19, 1996, incorporated by reference from Annual Report on Form 10-K for fiscal year ended December 31, 1997.

          10.B Reinsurance Agreement between the Company and United Group Insurance Company, dated December 31, 1992 incorporated by reference from Annual Report on Form 10-K for fiscal year ended December 31, 1992.

          10.C    Agency   Agreement   between  the   Company   and   Insuradyne
                  Corporation, incorporated by reference from Annual Report on Form 10-K for fiscal year ended December 31, 1993.

          10.D Administrative Services Agreement between the Company and Security National Financial Corporation dated December 17, 1998, incorporated by reference from Annual Report on Form 10-K for fiscal year ended December 31, 1998.

          10.E Agency Agreement between the Company and Security National Mortgage Company dated December 28, 1998.

          10.F Loan Funding and Fee Agreement between the Company and Security National Mortgage Company dated December 28, 1998.

          11.     Statement Re Computation of Net Income per common share

          27.     Financial Data Schedule

b)        Reports on Form 8-K
          -------------------

          On December 21, 1999, the Company filed a report on Form 8-K regarding the engagement of Tanner + Co. as its independent auditors to replace Ernst & Young LLP.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY


Dated: March 30, 2000          By: George R. Quist
                                   ---------------
                                   George R. Quist
                                   Chairman of the Board, President and Chief
                                   Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated:

Signature                        Title                             Date
---------                        -----                             ----
George R. Quist            Chairman of the                    March 30, 2000
                           Board, President and
                           Chief Executive Officer
                           and (Principal Executive
                           Officer)

Scott M. Quist             First Vice President,              March 30, 2000
                           General Counsel, and
                           Treasurer and Director
                           (Principal Financial and
                           Accounting Officer)

William C. Sargent         Senior Vice President,             March 30, 2000
                           Secretary and Director

Charles L. Crittenden      Director                           March 30, 2000

Sherman B. Lowe            Director                           March 30, 2000

R.A.F. McCormick           Director                           March 30, 2000

H. Craig Moody             Director                           March 30, 2000

Norman G. Wilbur           Director                           March 30, 2000

Robert G. Hunter           Director                           March 30, 2000

G. Robert Quist            Director                           March 30, 2000

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                   EXHIBIT 11

                            COMPUTATION OF NET INCOME

                                PER COMMON SHARE



                          1999                   1998                 1997
                       ----------             ---------           --------

Weighted Average

Shares Outstanding     1,907,989           1,907,989            1,907,989
Net Income (Loss)        631,958         $  (383,733)         $   195,210
Per Share Amount             .33         $      (.20)         $       .10

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                   EXHIBIT 10E

                                AGENCY AGREEMENT

                                AGENCY AGREEMENT

      THIS AGENCY AGREEMENT (the "Agreement") was made and entered into this 25th day of December 1998, by and between Southern Security Life Insurance Company a Florida corporation (the "Company") and Security National Mortgage Company, a Utah corporation (the "Agent"). The Company and Agent are also referred to herein, individually, as "party" and collectively, as "parties".

                                    RECITALS

      WHEREAS, the Company invests funds in short-term mortgage instruments which meet the standards of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and Government National Mortgage Association (hereinafter referred to individually as a "Qualifying Loan" and collectively as "Qualifying Loans");

      WHEREAS, Agent underwrites and originates Qualifying Loans which it sells to third party institutional or private investors;

      WHEREAS, the Company has agreed, at its sole discretion, to fund Qualifying Loans pursuant to a Loan Funding and Fee Agreement dated December 28, 1998, by and between Agent and the Company (hereinafter the "Funding Agreement");

      WHEREAS, Agent has acted as the Company's agent since December 28, 1998, in connection with Qualifying Loan transactions pursuant to an understanding between the Company and Agent in which Agent is authorized to take physical possession of the Promissory Notes (the "Promissory Notes") executed by the borrower or borrowers in such transactions following the closing of the Qualifying Loans, and deliver the Promissory Notes from title companies closing Qualifying Loan transactions to the Company and subsequently deliver the Promissory Notes from the Company to the Agent's executive offices for purposes of assembling and completing the Qualifying Loan documents, including the Promissory Note, to send to third party institutional or private investors;

      WHEREAS, the Company and Agent desire to memorialize in writing their understanding regarding their agency relationship;

      NOW THEREFORE, in consideration of the mutual promises and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:

      1. Appointment of Agent. The Company hereby ratifies and approves the authorization of Agent to serve as Agent for the Company effective as of December 28, 1998, in accordance with the instructions hereinafter set forth in this Agreement, and Agent hereby ratifies and approves its acceptance of such appointment effective as of December 28, 1998.

      2. Assignment of Qualifying Loans. For each Qualifying Loan underwritten and originated by Agent which is funded by the Company pursuant to the Funding Agreement, Agent does hereby ratify and approve its assignment to the Company effective as of December 28, 1998, upon execution by the borrower or borrowers in a Qualifying Loan transaction, of all its right, title and interest in the Promissory Notes executed by the borrower or borrowers in such transaction, which Promissory Notes shall be payable to Agent or its assignees.

      3. Duties of Agent. Following the closing of each Qualifying Loan, Agent hereby ratifies and approves its agreement as of December 28, 1998 to take physical possession of the Promissory Notes on behalf of and for the sole benefit of the Company and to hold, transfer or convey such Notes as from time to time directed by the Company or its successors or assigns, including but not limited to, the delivery of the Promissory Notes from the title company closing a Qualifying Loan transaction to the Company and the subsequent delivery of the Promissory Notes from the Company to the Agent's executive offices for purposes of assembling and compiling the Qualifying Loan documents, including the Promissory Notes, to be sent to third party institutional or private investors purchasing the Qualifying Loans.

     4. Governing Law. This Agreement shall be governed and construed and enforced in accordance with the laws of the State of Utah.

      5. Amendments; Waiver. This Agreement may not be amended, modified, superseded or cancelled, nor may any of the terms, covenants, representations, warranties, conditions or agreements herein be waived, except by a written instrument executed by the party against whom such amendment, modification, supersedure, cancellation or waiver is charged. The failure of either of the parties at any time or times to require performance of any provision hereof shall in no manner effect the right at a later time to enforce the same. No waiver by either of the parties of any condition, or of any breach of any term, covenant, representation, warranty, condition, or agreement contained herein, shall be deemed to be or shall be construed to be a waiver or continuing waiver or any such condition or breach or a waiver of any condition or of the breach of any other term, covenant, representation, warranty, condition or agreement hereof.

      6. Headings, Construction. The captions and headings contained herein are for convenience and reference only, and shall not in any way affect the meaning or interpretation of this Agreement. Notwithstanding any rule or maxim or construction to the contrary, any ambiguity or uncertainty in this Agreement shall not be construed against either of the parties based upon authorship or any of the provisions hereof.

      7. Notices. Any notice pursuant to this Agreement to be given or made by a party to or on the other party shall be sufficiently given or made if sent by first class mail, postage prepaid, addressed (until another address is filed in writing by a party with the other party) as follows:

      The Company:

      Scott M. Quist, Esq., First Vice President
      Southern Security Life Insurance Company
      5300 South 360 West, Suite 250
      Salt Lake City, Utah 84123

      The Agent:

      Mr. J. Lynn Beckstead, Jr., President
      Security National Mortgage Company
      5300 South 360 West, Suite 150
      Salt Lake City, Utah 84123

8. Counterparts. This Agreement may be executed by facsimile and may be executed in one or more counterparts, each of which shall be deemed an original, and all of which, when take together, shall constitute one and the same instrument.

9. Successors and Assigns. This Agreement shall be binding on all successors and assigns of the parties.

WITNESS WHEREOF, the parties have caused this Agreement to be duly executed as of the day and year first above written.

                                           SECURITY NATIONAL
                                           MORTGAGE COMPANY




                                           By: J. Lynn Beckstead, Jr.
                                           Its: President




                                           SOUTHERN SECURITY LIFE
                                           INSURANCE COMPANY



                                           By: David M. Thompson
                                           Its:  Vice President

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                   EXHIBIT 10F

                         LOAN FUNDING AND FEE AGREEMENT

                         LOAN FUNDING AND FEE AGREEMENT

      This Loan Funding and Fee Agreement (this "Funding and Fee Agreement") is entered into as of the 28th day of December, 1998 by and between Southern Security Life Insurance Company ("SSL") and Security National Mortgage Company (as "SNM") with reference to the following facts:

          SNM, in their normal course of business, enters into certain agreements ("Forward Commitments") with third party institutional or private investors to sell packages of loans that are underwritten pursuant to the guidelines of certain agencies, including but not limited to the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association ("Qualifying Loans").

          SNM then  underwrites  and originates  Qualifying  Loans that meet the terms and conditions of the Forward Commitments. These individual loans must be funded prior to delivery to the third-party institutional investors.

          SSL desires to invest its funds in short-term instruments that meet the standards of Qualifying Loans.

      NOW THEREFORE, in consideration of the mutual promises and agreements contained in this Funding and Fee Agreement and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

      1. Loan Funding. SSL agrees to fund, at its sole discretion, proposed individual loan transactions that, when funded, would be Qualifying Loans meeting the terms and conditions of a validly existing Forward Commitment, subject to the terms of this Funding and Fee Agreement.

      2. Required Documentation. In order for an individual loan to be considered by SSL for funding, the following documentation must be submitted:

          (i) a copy of each HUD Closing Statement for each Qualifying Loan to be funded;

          (ii) a copy of the Purchase Certificate, or similar document, from a third-party investor, evidencing that the proposed loan is subject to a valid Forward Commitment; and

          (iii) a copy of the Approved Underwriter's Worksheet.

      3. Assignment of Interests. In the event that SSL agrees to fund any Qualifying Loan, SNM hereby agrees to assign all of its rights, privileges and interest in and to each individual Qualifying Loan and its rights, privileges and interests in and to the Forward Commitment the Qualifying Loan is subject to. SNM agrees to take all steps reasonably requested by SSL to perfect the assignments made under this paragraph, including but not limited to, at the discretion of SSL the execution of a Uniform Commercial Code Financing Statement and written notification to each party of any Forward Commitment.

4. Payments Under Forward Commitments. SNM agrees to instruct the third-party investor under a Forward Commitment fulfilled with Qualifying Loans funded by SSL to wire the purchase price directly to SSL.

      5. Fee. A fee, (the "Fee"), in an amount equal to the Key Bank of Utah Prime Rate plus one percent (1%) will be charged to SSL on the principal balance of any Qualifying Loan funded by SSL. In the event Key Bank of Utah, for whatever reason, discontinues to publish or otherwise make known its Prime Rate, the Fee shall accrue at a rate equal to the First Security Bank of Utah Prime Rate. In the event First Security Bank of Utah discontinues to purchase or otherwise make know its Prime Rate, the Fee shall accrue at a rate equal to the Zions First National Bank of Utah Prime Rate.

      6. Net Proceeds. SSL will take the amount received from the investor under an assigned Forward Commitment and deduct from it the combined total of the Fee described in paragraph 5 above and the principal balance of the Qualifying Loan previously funded. The balance remaining, or Net Proceeds, will then be forwarded to SNM. In the event that Net Proceeds from any transaction is not equal to or greater than the Fee charged for that transaction, SSL shall deduct any balance due from any other transaction subject to the terms of this Fee and Funding Agreement. In the event no other transactions are available to handle any such shortfall, SNM shall pay such shortfall upon receipt of written demand from SSL.

7. Addresses. Any communications between the parties or notices provided for in this Funding and Fee Agreement may be given by mailing them, first class, postage prepaid, as follows:

     Southern Security Life                     Security National
     Insurance Company:                         Mortgage Company:

     Scott M. Quist, Esq., First Vice President Mr. J. Lynn Beckstead, President
     Security National Life Insurance Company   Security National Mortgage Co.
     5300 South 360 West, Suite 250             5300 South 360 West, Suite 150
     Salt Lake City, Utah 84123                 Salt Lake City, Utah 84123

or to such other address as either party may indicate to the other in writing after the date of this Funding and Fee Agreement.

      8. Assignment. This Funding and Fee Agreement shall bind and inure to the benefit of the parties and their respective successors and assigns; provided, however, that SNM shall not assign this Funding and Fee Agreement or any of the rights, duties, or obligations of SNM under this Funding and Fee Agreement without the prior written consent of SSL.

      9. Delay or Omission. No delay or omission to exercise any right, power, or remedy accruing to SSL on any breach or default of SSL under this Funding and Fee Agreement shall impair any such right, power, or remedy of SSL, nor shall it be construed to be a waiver of any such breach or default, or an acquiescence in such breach or default, or waiver of or acquiescence in any similar breach or default occurring later; nor shall any waiver of any single breach or default be considered a waiver of any other prior or subsequent breach or default. Any waiver, permit, consent, or approval of any kind by SSL of any breach or default under this Funding and Fee Agreement, or any waiver by SSL or any provision or condition of this Funding Fee Agreement, must be in writing and shall be effective only to the extent specifically set forth in that writing. All remedies, either under this Funding and Fee Agreement or by law or otherwise afforded to SSL shall be cumulative and not alternative.

      10. Attorneys Fees. In the event of any legal action or suit in relation to this Funding and Fee Agreement or any note or other instrument or agreement required under this Funding and Fee Agreement, or in the event SSL incurs any legal expense in protecting its rights under this Funding and Fee Agreement in any legal proceeding, SNM, in addition to all other sums which SNM may be called on to pay, will pay to SSL the amount of such legal expense and will, if SSL prevails in such action pay to SSL a reasonable sum for its attorney's fees and all other costs and expenses.

      11. Legal Representation. SNM and SSL both have had the opportunity to be represented by legal counsel in connection with the negotiation, execution and delivery of this Funding and Fee Agreement, and such legal counsel have had the opportunity to review this Funding and Fee Agreement and have it explained to them. As a result, the wording of this Funding and Fee Agreement and of the instruments or documents relating thereto is not to be strictly construed against either party but be fairly interpreted as the agreement of the parties.

      12. Further Assurances. SNM agrees to execute all documents and instruments and to take all other actions as may specifically be provided for herein or as may be required in order to consummate the purposes of this Funding and Fee Agreement. SNM shall diligently and in good faith pursue the satisfaction of all conditions and contingencies in this Funding and Fee Agreement.

      13. Third Parties. Except as specifically set forth herein or in any of the loan documents, no third party shall be benefitted by any of the provisions of this Funding and Fee Agreement, nor shall any such third party have the right to rely in any manner upon any of the terms hereof, and none of the covenants, representations, warranties or agreements herein contained shall run in favor or any third party not specifically referenced herein.

      14. Time is of the Essence. Time is of the essence for the performance of all obligations and the satisfaction of all conditions of this Funding and Fee Agreement. The parties intend that all time periods specified in this Funding and Fee Agreement shall be strictly applied, without any extension (whether or not material) unless specifically agreed to in writing by all parties.

      15. Entire Agreement. This Funding and Fee Agreement, and the other documents executed in connection herewith, contain or expressly incorporate by reference the entire agreement of the parties with respect to the matters contemplated herein and supersede all prior negotiations with respect to the subject matter hereof.

16. Counterparts. This Funding and Fee Agreement may be executed in counterparts, each of which shall be deemed an original, and all of which together shall constitute one and the same instrument. However, this Funding and Fee Agreement shall not be binding on any party until it has been executed and delivered by SNM to SSL.

      17. Choice of Law. This Funding and Fee Agreement shall be governed by, and construed and enforced in accordance with, the laws of the State of Utah. In any action brought under or arising out of this Funding and Fee Agreement, the parties consent to jurisdiction or any competent Court within the County of Salt Lake, State of Utah and consent to service of process by any means authorized by Utah law.

      IN WITNESS WHEREOF, the parties to this Funding and Fee Agreement have executed this Funding Agreement by their duly authorized officers as of December 28, 1998.

                                     Security National Mortgage Company

                                     By:  J. Lynn Beckstead, Jr.
                                     Its:    President





                                     Southern Security Life Insurance Company

                                     By:     David M. Thompson
                                     Its:    Vice President