Form 10-Q
period 2000-03-31
SOUTHERN SECURITY LIFE INSURANCE CO
filed 2000-05-19
CIK 109747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended March 31, 2000         Commission File Number: 2-35669




                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            Exact Name of Registrant.




           FLORIDA                                   59-1231733
(State or other jurisdiction of             IRS Identification Number
incorporation or organization




755 Rinehart Road, Lake Mary, Florida                  32746
(Address of principal executive offices)            (Zip Code)



Registrant's telephone number, including Area Code      (407) 321-7113



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  XX         NO



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $1.00 par value                  1,907,989
--------------------------------------     --------------------------------
         Title of Class                    Number of Shares Outstanding as
                                                 of March 31, 2000


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                    FORM 10Q

                          QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



Item 1 Financial Statements                                        Page No.
`                                                                  --------
       Statements of Income - Three Months ended March 31,
       2000 and 1999......................................................3

       Balance Sheets - March 31, 2000 and December 31, 1999............4-5

       Statements of Cash Flows - Three months ended March 31,
       2000 and 1999......................................................6

       Notes to Condensed Financial Statements............................7


Item 2

       Management's Discussion and Analysis............................ 7-9

Item 3

       Quantitative and Qualitative Disclosure of Market Risk.............9


                           PART II - OTHER INFORMATION


       Other Information..............................................10-11

       Signature Page....................................................12

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                              Statements of Income
                                   (Unaudited)


                                                  Three Months Ended March 31,
                                                        2000             1999
Revenues:
Net insurance revenues                             $ 1,728,054      $ 1,751,040
Net investment income                                  979,315          904,557
                                                     2,707,369        2,655,597

Benefits, claims and expenses:
Benefits and claims                                  1,177,248        1,259,894
Amortization of deferred policy
   acquisition costs                                   649,207          828,668
Operating expenses                                     820,896          649,586
                                                     2,647,351        2,738,148
Income (loss) before income taxes                       60,018          (82,551)
Income tax expense (benefit)                            11,100           (7,648)

      Net income (loss)                            $    48,918      $   (74,903)

Basic and diluted net income
   (loss) per share of common stock                $      0.03      $     (0.04)


































See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                 BALANCE SHEETS




                                                  March 31, 2000   December 31,
                                                    (Unaudited)        1999
                                                  ---------------  ------------
Assets:
Investments:
   Fixed maturities held-to-maturity                $ 6,031,088      $ 3,978,871
   Securities available-for-sale,
     at fair value:
     Fixed maturities                                22,812,835       23,951,111
     Equity securities                                  410,949          378,440
   Mortgage loans                                     2,317,476        1,497,688
   Policy and student loans                           8,304,123        8,458,972
   Short-term investments                             7,313,049        8,595,093
                                                     47,189,520       46,860,175

Cash and cash equivalents                             2,591,816        4,080,484
Accrued investment income                               818,738          582,908
Deferred policy acquisition costs                    12,711,042       12,874,219
Policyholders' account balances on
   deposit with reinsurer                             7,706,844        7,806,866
Reinsurance receivable                                  415,491          373,459
Receivables:
   Agent balances                                     1,195,255        1,215,756
   Other                                                220,195          193,506
Refundable income taxes                                  34,951           34,951
Property and equipment, net, at cost                  2,411,088        2,435,565
Investment in affiliate at cost                       1,566,173          751,052

                                                    $76,861,113      $77,208,941



























See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                           BALANCE SHEETS (Continued)




                                                   March 31, 2000   December 31,
                                                    (Unaudited)        1999
                                                   ---------------  -----------
Liabilities and Shareholders' Equity:
Liabilities:
   Policy liabilities and accruals                 $  1,758,147    $  1,648,976
  Future policy benefits:
     Policyholders' account balances                 50,150,745      50,377,101
     Unearned revenue                                 5,085,283       5,323,954
     Other policy claims and benefits
       payable                                          823,166         540,407
   Other policyholders' funds, dividend
     and endowment accumulations                         71,151          69,789
   Funds held related to reinsurance treaties ..      1,463,957       1,475,512
   Note payable to related party                      1,000,000       1,000,000
   Due to affiliated insurance agency                   242,271         195,785
   General expenses accrued                              18,697         137,884
   Unearned investment income                           321,480         324,750
   Other liabilities                                       --            63,753
   Income taxes                                         297,033         413,710
                                                   ------------    ------------
                                                     61,231,930      61,571,621

Shareholders' equity:
   Common stock, $1 par, authorized
     3,000,000 shares; issued and out-
     standing, 1,907,989 shares                       1,907,989       1,907,989
   Capital in excess of par                           4,011,519       4,011,519
   Accumulated other comprehensive loss                (533,638)       (476,583)
   Retained earnings                                 10,243,313      10,194,395

                                                     15,629,183      15,637,320
Commitments and contingencies                              --              --
                                                   ------------    ------------
                                                   $ 76,861,113    $ 77,208,941
                                                   ============    ============



















See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                    Three Months Ended March 31,
                                                        2000             1999
                                                     ---------         --------
Net cash provided by operating activities          $   617,374      $    84,557

Cash flows (used in) provided by
   investing activities:
   Purchase of investments
      held-to-maturity                              (2,606,749)            --
   Purchase of investments equity
      securities                                      (815,121)            --
   Proceeds from maturity of
      held-to-maturity securities                      554,007           21,097
   Proceeds from maturity of available
      for-sale securities                            1,008,940             --
   Purchase of mortgage loans                         (825,000)            --
   Mortgage loan repayments                              5,212             --
   Net change in short-term investments              1,282,044        2,366,707
   Net change in policy and student loans               24,724          340,299

Net cash (used in) provided by
   investing activities                             (1,371,943)       2,728,103

Cash flow used in financing activities:
   Receipts from universal life and
      certain annuity policies credited
      to policyholder account balances               1,521,693        1,751,831

   Return of policyholder balances
      on universal life and certain
      annuity policies                              (2,188,709)      (2,631,682)

Net cash used in financing activities                 (667,016)        (879,851)

(Decrease) increase in cash and
   cash equivalents                                 (1,421,585)       1,932,809

Cash and cash equivalences at beginning
   of period                                         4,013,401          682,389

Cash and cash equivalents at
   end of period                                   $ 2,591,816      $ 2,615,198













See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                     Notes to Condensed Financial Statements
                                 March 31, 2000
                                   (Unaudited)


1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. All adjustments and accruals considered necessary for fair presentation of financial information have been included in the opinion of management, and are of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results. These statements should be read in conjunction with the financial statements and the notes thereto included in the Southern Security Life Insurance Company 1999 Annual Report on Form 10- K for the fiscal year ended December 31, 1999 (file number 2-35669).

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

2. Comprehensive Income

For the three months ended March 31, 2000 and 1999, total comprehensive loss was $(8,137) and $(329,822), respectively.

Item 2.  Management's Discussion and Analysis

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

Product profitability is affected by several different factors, such as mortality experience (actual versus expected), interest rate spreads (excess interest earned over interest credited to policyholders) and controlling policy acquisition costs and other costs of operation. The results of any one reporting period may be significantly affected by the level of death claims or other policyholder benefits incurred due to the Company's relatively small size. Results of Operations First Quarter of 2000 Compared to First Quarter of 1999 Total revenues increased by $52,000, or 1.9%, to $2,707,000 for the three months ended March 31, 2000, from $2,655,000 for the three months ended March 31, 1999. Contributing to this increase was a $23,000 decrease in net insurance revenues and a $75,000 increase in net investment income. Net insurance revenues decreased $23,000, or 1.3%, to $1,728,000 for the three months ended March 31, 2000, from $1,751,000 for the three months ended March 31, 1999. This decrease was primarily a result of a decline in new business. Net investment income increased by $75,000, or 8.3%, to $979,000 for the three months ended March 31, 2000, from $904,000 for the three months ended March 31, 1999. This increase was primarily the result of higher yield on investments due to investing in mortgage loans. Benefits and claims decreased by $83,000, or 6.6%, to $1,177,000 for the three months ended March 31, 2000, from $1,260,000 for the comparable period in 1999. This decrease was primarily the result of a decline in new business. The amortization of deferred policy acquisition costs decreased by $180,000, or 21.7%, to $649,000, for the three months ended March 31, 2000, from $829,000 for the comparable period in 1999. This decrease was primarily the result of a decline in new business. Operating expenses increased by $171,000, or 26.3%, to $821,000 for the three months ended March 31, 2000, from $650,000 for the same period in 1999. This increase was primarily due to fewer acquisition costs being deferred as a result of a decline in new business.
Liquidity and Capital Resources

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing life insurance companies. Bonds owned by the Company amounted to $28,844,000 as of March 31, 2000, as compared to $27,930,000 as of December 31, 1999. This represents 61.1% and 59.6% of the total investments as of March 31, 2000 and December 31, 1999, respectively. Generally, all bonds owned by the Company are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At March 31, 2000, and at December 31, 1999, the Company did not have investments in bonds in rating categories three through six, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At March 31, 2000 and December 31, 1999, the Company exceeded the regulatory criteria.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 1999 was 9.1% as compared to a rate of 17.4% for 1998. The 2000 lapse rate is approximately the same as 1999.

At March 31, 2000, $8,800,000 of the Company's consolidated stockholders' equity represented the statutory stockholders' equity. The Company cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

The Company has no material commitments for capital expenditures.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 1999.

                           Part II Other Information:


Item 1.        Legal Proceedings

     The Company has been named as a party in an action brought in the Circuit Court, Eighteenth Judicial District, Seminole County, Florida. The action was commenced in December 1998 with an amended complaint filed in April 1999. On three occasions in the past, the Company has been involved in litigation with the plaintiff, William Thomas. In the pending action, Thomas asserts a claim for malicious prosecution and a claim for abuse of process purportedly arising out of a prior action involving him and the Company. In each of the claims, Thomas seeks compensatory damages of $1.0 million, plus punitive damages and costs of the action. Thomas undertook formal discovery. The Company filed a motion for summary judgment on the claims. On December 28, 1999, the court granted summary judgment in favor of the Company thereby dismissing Thomas' claim with prejudice. Thomas filed a notice of appeal and a memorandum in support of his appeal before the District Court of Appeal of Florida, Fifth Circuit, Daytona Beach,
     Florida for reversal of the summary judgment. On the appeal, Thomas abandoned his abuse of process claims. The Company filed a memorandum in opposition to the appeal and in support of the summary judgment and Thomas filed his reply. Oral argument has been requested. Whatever the outcome of the appeal, the Company intends to vigorously defend the action. Should the summary judgment be reversed on appeal, the Company will likely engage in formal discovery.

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

     An action was brought against the Company in late 1999 by Larry Boyd in the Circuit Court of Jefferson County, Alabama. The action involves the alleged purchase by Boyd and his deceased wife of two college funds with respective death benefits of $58,454 and $58,556 for Boyd's two sons. The allegations in the complaint include an alleged representation by the Company through its sales agent that when Boyd's sons, the insureds, reached college they would receive monthly payments for college. Boyd further contends that he lost the value of his deposits on the college fund policies, lost interest, does not have the college funds promised to him, and suffered mental anguish and emotional distress. The claims are based on fraud and misrepresentation and negligence by the Company in hiring, training and supervising the sales agent. Boyd seeks compensatory and punitive damages, plus costs. The complaint was responded to and discovery is in progress. The Company intents to vigorously defend the action.

     The Company is not a party to any other legal proceedings outside the ordinary course of the Company's business or to any other legal proceedings which, if adversely determined, would have a material adverse effect on the Company or its business.


Item 2.        Changes in Securities

               NONE

Item 3.        Defaults Upon Senior Securities

               NONE

Item 4.        Submission of Matters to a Vote of Security Holders

               NONE

Item 5.        Other Information

               NONE

Item 6.        Exhibits and Reports on Form 8-K

   (a)         Exhibits

     3. A. Articles of Incorporation, as amended, and By-laws, as amended, dated September 1994, incorporated by reference from the Annual Report filed on Form 10-K for fiscal year ended December 31, 1994.

     10.A Revolving Financing Agreement between the Company and the Student Loan
          Marketing Association, dated September 19, 1996, incorporated by reference from Annual Report on Form 10-K for fiscal year ended December 31, 1997.

     B. Reinsurance Agreement between the Company and United Group Insurance Company, dated as of December 31, 1992 incorporated by reference from Annual Report on Form 10-K for fiscal year ended December 31, 1992.

     C. Agency Agreement between the Company and Insuradyne Corporation incorporated by reference from Annual Report on Form 10-K for fiscal year ended December 31, 1993.

     D. Administrative Services Agreement between the Company and Security National Financial Corporation effective December 17, 1998, incorporated by reference from Annual Report on Form 10-K for fiscal year ended December 31, 1998.

     E. Agency Agreement between the Company and Security National Mortgage Company dated December 28, 1998 incorporated by reference from Annual Report on Form 10-K for fiscal year ended December 31, 1999.

     F. Loan Funding and Fee Agreement between the Company and Security National Mortgage Company dated December 28, 1998, incorporated by reference from Annual Report on Form 10-K for fiscal year ended December 31, 1999.

     27.  Financial Data Schedule

   (b)         Reports on Form 8-K:

               NONE


                                       11
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   REGISTRANT

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                   Registrant



DATED: May 18, 2000                 By:     George R. Quist,
                                            Chairman of the Board,
                                            President and Chief Executive
                                            Officer (Principal Executive
                                            Officer)


DATED: May 18, 2000                 By:     Scott M. Quist
                                            First Vice President, General
                                            Counsel, Treasurer and Director
                                            (Principal Financial and Accounting
                                            Officer)