Form 10-Q
period 2000-06-30
SOUTHERN SECURITY LIFE INSURANCE CO
filed 2000-08-21
CIK 109747

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended June 30, 2000              Commission File Number: 2-35669
                  -------------                                      -------



                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            Exact Name of Registrant.




           FLORIDA                                      59-1231733
  -----------------------------                 -------------------------
(State or other jurisdiction of                 IRS Identification Number
incorporation or organization)




755 Rinehart Road, Lake Mary, Florida                    32746
-------------------------------------                 ------------
(Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including Area Code    (407) 321-7113
                                                      ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES  XX         NO
                        --


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $1.00 par value                     1,907,989
--------------------------------------         --------------------------------
         Title of Class                        Number of Shares Outstanding as
                                                     of June 30, 2000

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                    FORM 10Q

                           QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



Item 1 Financial Statements                                           Page No.

       Statements of Income - Six and Three Months ended
       June 30, 2000 and 1999.............................................3

       Balance Sheets - June 30, 2000 and December 31, 1999.............4-5

       Statements of Cash Flows - Six months ended June 30,
       2000 and 1999......................................................6

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


                           PART II - OTHER INFORMATION


       Other Information..............................................10-11

       Signature Page....................................................12

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                              Statements of Income
                                   (Unaudited)


                                             Six Months Ended June 30,                 Three Months Ended June 30,
                                         2000                      1999            2000                          1999
                                      (Unaudited)               (Unaudited)     (Unaudited)                   (Unaudited)
Revenues:
Net insurance revenues                $3,385,908                  $3,176,270    $1,657,854                   $1,425,230
Net investment income                  1,970,261                   2,123,638       990,946                    1,219,081
Other                                      --                        721,904         --                         721,904
                                      ----------                  ----------    ----------                   ----------
                                       5,356,169                   6,021,812     2,648,800                    3,366,215
                                      ----------                  ----------    ----------                   ----------
Benefits, claims and expenses:
Benefits and claims                    2,210,136                   2,768,889     1,032,888                    1,508,995
Amortization of deferred policy
  acquisition costs                    1,373,955                   1,474,406       724,748                      645,738
Operating expenses                     1,638,589                   1,524,057       817,693                      874,471
                                      ----------                  ----------    ----------                   ----------
                                       5,222,680                   5,767,352     2,575,329                    3,029,204
                                      ----------                  ----------    ----------                   ----------
Income before income taxes               133,489                     254,460        73,471                      337,011
Income tax expense                        26,097                      98,476        14,997                      106,124
                                      ----------                  ----------    ----------                   ----------
      Net income                      $  107,392                  $  155,984    $   58,474                   $  230,887
                                      ==========                  ==========    ==========                   ==========
Basic and diluted net income
   (loss) per share of common stock        $0.06                       $0.08         $0.03                        $0.12
                                           =====                       =====         =====                        =====
Weighted average outstanding
   common shares                       1,907,989                   1,907,989     1,907,989                    1,907,989
                                      ==========                  ==========    ==========                   ==========

















See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                 BALANCE SHEETS




                                            June 30, 2000        December 31,
                                              (Unaudited)            1999

Assets:
-------
Investments:
   Fixed maturities held-to-maturity          $ 5,479,208          $ 3,978,871
   Securities available-for-sale,
     at fair value:
     Fixed maturities                          22,521,551           23,951,111
     Equity securities                            371,746              378,440
   Mortgage loans                               2,310,664            1,497,688
   Policy and student loans                     8,395,744            8,458,972
   Short-term investments                      10,180,666            8,595,093
                                              -----------          -----------
                                               49,259,579           46,860,175

Cash and cash equivalents                         288,766            4,080,484
Accrued investment income                         584,460              582,908
Deferred policy acquisition costs              12,717,895           12,874,219
Policyholders' account balances on
   deposit with reinsurer                       7,747,099            7,806,866
Reinsurance receivable                            459,877              373,459
Receivables:
   Agent balances                               1,231,553            1,215,756
   Other                                          426,875              193,506
Refundable income taxes                            34,951               34,951
Property and equipment, net, at cost            2,472,924            2,435,565
Investment in affiliate at cost                 1,566,173              751,052
                                              -----------          -----------
   Total assets                               $76,790,152          $77,208,941
                                              ===========          ===========



























See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                           BALANCE SHEETS (Continued)




                                            June 30, 2000         December 31,
                                              (Unaudited)             1999
                                            --------------        ------------
Liabilities and Shareholders' Equity:
Liabilities:
   Policy liabilities and accruals           $  1,764,228       $  1,648,976
  Future policy benefits:
     Policyholders' account balances           49,884,282         50,377,101
     Unearned revenue                           4,939,090          5,323,954
     Other policy claims and benefits
       payable                                    974,783            540,407
   Other policyholders' funds, dividend
     and endowment accumulations                   72,542             69,789
   Funds held related to reinsurance treaties   1,471,630          1,475,512
   Note payable to related party                1,000,000          1,000,000
   Due to affiliated companies                    317,930            195,785
   General expenses accrued                        81,933            137,884
   Unearned investment income                     330,146            324,750
   Other liabilities                               13,995             63,753
   Income taxes                                   289,733            413,710
                                              -----------        -----------
      Total liabilities                        61,140,292         61,571,621
                                              -----------        -----------
Shareholders' equity:
   Common stock, $1 par, authorized
     3,000,000 shares; issued and out-
     standing, 1,907,989 shares                 1,907,989          1,907,989
   Capital in excess of par                     4,011,519          4,011,519
   Accumulated other comprehensive loss          (571,435)          (476,583)
   Retained earnings                           10,301,787         10,194,395
                                             ------------        -----------
      Total shareholders' equity               15,649,860         15,637,320
Commitments and contingencies                      --                 --
                                             ------------        -----------
      Total liabilities and
         shareholders' equity                $ 76,790,152        $ 77,208,941
                                             ============        ============




















See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                  Six Months Ended June 30,
                                                2000                    1999
                                               ------                 -------
Net cash provided by operating activities  $   390,151           $   158,461

Cash flows (used in) provided by
   investing activities:
   Purchase of investments
      held-to-maturity                      (2,606,749)                --
   Purchase of investments equity
      securities                              (815,121)             (339,830)
   Proceeds from maturity of
     held-to-maturity securities             1,105,557                82,961
   Proceeds from maturity of available
      for-sale securities                    1,214,748             1,171,236
   Purchase of mortgage loans                 (825,000)                --
   Mortgage loan repayments                     12,024                 --
   Net change in short-term investments     (1,585,573)            2,316,288
   Net change in policy and student loans      (66,897)              171,682
   Acquisition of property and equipment       (88,488)                --
                                            ----------            ----------
Net cash (used in) provided by
   investing activities                     (3,655,499)            3,402,337
                                           -----------            ----------
Cash flow used in financing activities:
   Receipts from universal life and
      certain annuity policies credited
      to policyholder account balances       3,036,706             3,283,542

   Return of policyholder balances
      on universal life and certain
      annuity policies                      (3,495,993)           (3,816,719)
                                           -----------           -----------
Net cash used in financing activities         (459,287)             (533,177)
                                           -----------           -----------
(Decrease) increase in cash and
   cash equivalents                         (3,724,635)            3,027,621

Cash and cash equivalents at beginning
   of period                                 4,013,401               682,389
                                           -----------           -----------
Cash and cash equivalents at
   end of period                           $   288,766           $ 3,710,010
                                           ===========           ===========












See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                     Notes to Condensed Financial Statements
                                  June 30, 2000
                                   (Unaudited)


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

2. Comprehensive Income

For the six months  ended June 30,  2000 and 1999,  total  comprehensive  income
(loss) was $12,540 and $(531,745), respectively.

For the three months ended June 30, 2000 and 1999,  total  comprehensive  income
(loss) was $20,677 and $(201,923) respectively.

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

An additional source of income to the Company is investment revenue. The Company invests those funds deposited by policyholders of life and annuity products in debt and equity securities in order to earn interest and dividend income, a portion of which is credited back to the policyholders. Interest rates and maturities of the Company's investment portfolio play an important part in determining the interest rates credited to policyholders.

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

Results of Operations

Six Months ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Total revenues decreased by $665,000 or 11.0%, to $5,356,000 for the six months ended June 30, 2000, from $6,022,000 for the six months ended June 30, 1999. Contributing to this reduction in revenues was a $153,000 decrease in net investment income and a $722,000 decrease in other revenue.

Net insurance revenues increased by $210,000, or 6.6%, to $3,386,000 for the six months ended June 30, 2000, from $3,176,000 for the six months ended June 30, 1999. This increase was primarily the result of an increase in assumed group business.

Net investment income decreased by $153,000, or 7.2%, to $1,970,000 for the six months ended June 30, 2000, from $2,124,000 for the six months ended June 30, 1999. This decrease was primarily due to a reduction of policy loan interest income.

Other revenues decreased by $722,000, or 100.0%, to $-0- for the six months ended June 30, 2000, from $722,000 for the six months ended June 30, 1999. This amount was the proceeds from a settlement received in 1999 of insurance claims filed for the recovery of the litigation costs relating to a case against a former officer of the Company.

Benefits and claims decreased by $559,000, or 20.2%, to $2,210,000 for the six months ended June 30, 2000, from $2,769,000 for the comparable period in 1999. This decrease was primarily due to a reduction in universal life policyholder account balances.

The amortization of deferred policy acquisition costs decreased by $100,000, or 6.8%, to $1,374,000, for the six months ended June 30, 2000, from $1,474,000 for the comparable period in 1999. This decrease was primarily the result of a decline in universal life deferred policy acquisition cost balances.

Operating expenses increased by $115,000, or 7.5%, to $1,639,000 for the six months ended June 30, 2000, from $1,524,000 for the same period in 1999. This increase was primarily the result of additional agency development and office building costs.

Second Quarter of 2000 Compared to Second Quarter of 1999

Total revenues decreased by $717,000, or 21.3%, to $2,649,000 for the three months ended June 30, 2000, from $3,366,000 for the three months ended June 30, 1999. Contributing to this decrease was a $228,000 decrease in net investment income and a $722,000 decrease in other revenue.

Net insurance revenues decreased by $233,000 or 16.3%, to $1,658,000 for the three months ended June 30, 2000, from $1,425,000 for the three months ended June 30, 1999. This increase was primarily the result of an increase in assumed group business.

Net investment income decreased by $228,000, or 18.7%, to $991,000 for the three months ended June 30, 2000, from $1,219,000 for the three months ended June 30, 1999. This decrease was due to a reduction in policy loan interest income.

Other revenues decreased by $722,000, or 100.0%, to $-0- for the six months ended June 30, 2000, from $722,000 for the six months ended June 30, 1999. This amount was the proceeds from a settlement received in 1999 of insurance claims filed for the recovery of the litigation costs relating to a case against a former officer of the Company.

Benefits and claims decreased by $476,000 or 31.6% to $1,033,000 for the three months ended June 30, 2000, from $1,509,000 for the comparable period in 1999. This decrease was primarily due to a reduction in universal life policyholder account balances.

The amortization of deferred policy acquisition costs increased by $79,000, or 12.2%, to $725,000 for the three months ended June 30, 2000, from $646,000 for the comparable period in 1999. This increase was in line with actuarial assumptions.

Operating expenses decreased by $57,000, or 6.5% to $818,000 for the three months ended June 30, 2000, from $875,000 for the same period in 1999. This decrease was primarily the result of lower agency development costs.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing life insurance companies. Bonds owned by the Company amounted to $28,001,000 as of June 30, 2000, as compared to $27,930,000 as of December 31,
1999. This represents 56.5% and 54.8% of the total investments as of June 30, 2000 and December 31, 1999, respectively. Generally, all bonds owned by the Company are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At June 30, 2000, and at December 31, 1999, the Company did not have investments in bonds in rating categories three through six, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At June 30, 2000 and December 31, 1999, the Company exceeded the regulatory criteria.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 1999 was 9.1% as compared to a rate of 17.4% for 1998. The 2000 lapse rate is approximately the same as 1999.

At June 30, 2000, $8,934,000 of the Company's consolidated stockholders' equity represented the statutory stockholders' equity. The Company cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

The Company has no material commitments for capital expenditures.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 1999.

                           Part II Other Information:


Item 1.        Legal Proceedings

          The Company has been named as a party in an action brought in the Circuit Court, Eighteenth Judicial District, Seminole County, Florida. The action was commenced in December 1998 with an amended complaint filed in April 1999. On three occasions in the past, the Company has been involved in litigation with the plaintiff, William Thomas. In the pending action, Thomas asserts a claim for malicious prosecution and a claim for abuse of process purportedly arising out of a prior action involving him and the Company. In each of the claims, Thomas seeks compensatory damages of $1.0 million, plus punitive damages and costs of the action. Thomas undertook formal discovery. The Company filed a motion for summary judgment on the claims. On December 28, 1999, the court granted summary judgment in favor of the Company thereby dismissing Thomas' claim with prejudice. Thomas filed a notice of appeal before the District Court of Appeal of Florida, Fifth Circuit, Daytona Beach, Florida for reversal of the summary judgment. The appellate court affirmed the summary judgment.

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


                                   REGISTRANT

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                   Registrant



DATED: August 21, 2000              By:     George R. Quist,
                                            Chairman of the Board,
                                            President and Chief Executive
                                            Officer (Principal Executive
                                            Officer)


DATED: August 21, 2000              By:     Scott M. Quist
                                            First Vice President, General
                                            Counsel, Treasurer and Director
                                            (Principal Financial and Accounting
                                            Officer)