Form 10-Q
period 2000-09-30
SOUTHERN SECURITY LIFE INSURANCE CO
filed 2000-11-14
CIK 109747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended September 30, 2000         Commission File Number: 2-35669
------------------------------------         -------------------------------



                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    ----------------------------------------
                            Exact Name of Registrant.




           FLORIDA                                       59-1231733
-------------------------------                 -------------------------
(State or other jurisdiction of                 IRS Identification Number
incorporation or organization)




755 Rinehart Road, Lake Mary, Florida                       32746
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)



Registrant's telephone number, including Area Code     (407) 321-7113
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

                                    YES  XX         NO
                                        ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $1.00 par value                  1,907,989
-------------------------------------        -------------------------------
         Title of Class                      Number of Shares Outstanding as
                                                of September 30, 2000

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                    FORM 10Q

                        QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



Item 1 Financial Statements                                          Page No.
------
           Statements of Income - Nine and Three Months ended
           September 30, 2000 and 1999 (unaudited).......................3

           Balance Sheets - September 30, 2000 (unaudited)
           and December 31, 1999.......................................4-5

           Statements of Cash Flows - Nine months ended September 30,
           2000 and 1999 (unaudited).....................................6

           Notes to Condensed Financial Statements.......................7


Item 2
------
           Management's Discussion and Analysis....................... 7-9

Item 3
------
           Quantitative and Qualitative Disclosure of Market Risk........9


                           PART II - OTHER INFORMATION


           Other Information.........................................10-11

           Signature Page...............................................12



                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                              Statements of Income
                                   (Unaudited)


                                                Nine Months Ended September 30,       Three Months Ended September 30,
                                               2000                      1999              2000                1999
                                            (Unaudited)               (Unaudited)       (Unaudited)         (Unaudited)
Revenues:
Net insurance revenues                      $5,043,640                $5,224,546        $1,657,732          $2,048,276
Net investment income                        2,918,690                 2,903,288           948,429             779,650
Other                                            --                      760,143              --                38,239
                                            ----------                ----------        ----------          ----------
                                             7,962,330                 8,887,977         2,606,161           2,866,165
                                            ----------                ----------        ----------          ----------
Benefits, claims and expenses:
Benefits and claims                          3,118,400                 3,448,452           908,264             679,563
Amortization of deferred policy
   acquisition costs                         2,144,805                 2,189,984           770,850             715,578
Operating expenses
                                             2,487,807                 2,572,349           849,218           1,048,292
                                            ----------                ----------        ----------          ----------
                                             7,751,012                 8,210,785         2,528,332           2,443,433
                                            ----------                ----------        ----------          ----------

Income before income taxes                     211,318                   677,192            77,829             422,732
Income tax expense                              43,097                   261,396            17,000             162,920
                                            ----------                ----------        ----------          ----------

     Net income                              $168,221                   $415,796            $60,829           $259,812
                                            =========                   ========         ==========         ==========
Basic and diluted net income
   (loss) per share of common stock             $0.09                      $0.22              $0.03              $0.14
                                                =====                      =====              =====              =====
Weighted average outstanding
   common shares                              1,907,989                1,907,989          1,907,989          1,907,989
                                              =========                 ========         ==========         ==========













See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                 BALANCE SHEETS




                                         September 30, 2000      December 31,
                                            (Unaudited)             1999
                                        ------------------       ------------
Assets:
------
Investments:
   Fixed maturities held-to-maturity          $5,427,042       $3,978,871
   Securities available-for-sale,
     at fair value:
     Fixed maturities                         22,993,613       23,951,111
     Equity securities                           369,369          378,440
   Mortgage loans                              2,304,475        1,497,688
   Policy and student loans                    8,277,083        8,458,972
   Short-term investments                      8,272,099        8,595,093
                                             -----------      -----------
                                              47,643,681       46,860,175

Cash and cash equivalents                      1,441,421        4,080,484
Accrued investment income                        797,604          582,908
Deferred policy acquisition costs             12,520,520       12,874,219
Policyholders' account balances on
   deposit with reinsurer                      7,489,264        7,806,866
Reinsurance receivable                           337,143          373,459
Receivables:
   Agent balances                              1,335,740        1,215,756
   Other                                         705,825          193,506
Refundable income taxes                           34,951           34,951
Property and equipment, net, at cost           2,562,267        2,435,565
Investment in affiliate at cost                1,566,173          751,052
                                             -----------      -----------
   Total assets                              $76,434,589      $77,208,941
                                             ===========      ===========


























See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                           BALANCE SHEETS (Continued)




                                        September 30, 2000       December 31,
                                            (Unaudited)              1999
                                        -------------------      --------------
Liabilities and Shareholders' Equity:
------------------------------------
Liabilities:
   Policy liabilities and accruals                 $1,919,167        $1,648,976
  Future policy benefits:
     Policyholders' account balances               48,905,655        50,377,101
     Unearned revenue                               4,756,905         5,323,954
     Other policy claims and benefits
       payable                                        978,132           540,407
   Other policyholders' funds, dividend
     and endowment accumulations                       74,033            69,789
   Funds held related to reinsurance
      treaties                                      1,524,487         1,475,512
   Note payable to related party                    1,000,000         1,000,000
   Due to affiliated companies                        119,109           195,785
   General expenses accrued                           131,415           137,884
   Unearned investment income                         342,089           324,750
   Other liabilities                                  154,278            63,753
   Income taxes                                       496,135           413,710
                                                  -----------       -----------
      Total liabilities                            60,401,405        61,571,621

Shareholders' equity:
   Common stock, $1 par, authorized
     3,000,000 shares; issued and out-
     standing, 1,907,989 shares                     1,907,989         1,907,989
   Capital in excess of par                         4,011,519         4,011,519
   Accumulated other comprehensive loss              (248,944)         (476,583)
   Retained earnings                               10,362,616        10,194,395
                                                  -----------       -----------
      Total shareholders' equity                   16,033,184        15,637,320
Commitments and contingencies                          --                --
                                                  -----------       -----------
      Total liabilities and
         shareholders' equity                     $76,434,589       $77,208,941
                                                  ===========       ===========


















See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                           Nine Months Ended September 30,
                                               2000             1999

Net cash provided by operating activities   $1,489,353      $(1,266,923)
                                           -----------       -----------
Cash flows (used in) provided by
   investing activities:
   Purchase of investments
      held-to-maturity                     (2,606,749)        (405,349)
   Purchase of investments equity
      securities                             (815,121)           --
   Proceeds from maturity of
      held-to-maturity securities           1,157,574          130,301
   Proceeds from maturity of available
      for-sale securities                   1,220,543        2,833,129
   Purchase of mortgage loans                (825,000)           --
   Mortgage loan repayments                    18,213            --
   Net change in short-term investments       322,994          835,584
   Net change in policy and student loans     181,889          210,784
   Acquisition of property and equipment     (216,523)           --
                                          -----------      -----------
Net cash (used in) provided by
   investing activities                    (1,562,180)       3,604,449

Cash flow used in financing activities:
   Receipts from universal life and
      certain annuity policies credited
      to policyholder account balances      4,391,476        5,030,285

   Return of policyholder balances
      on universal life and certain
      annuity policies                     (6,957,712)      (4,968,735)
                                          -----------      -----------
Net cash used in financing activities      (2,566,236)          61,550
                                          -----------      -----------
(Decrease) increase in cash and
   cash equivalents                        (2,639,063)       2,399,076

Cash and cash equivalents at beginning
   of period                                4,080,484          682,389
                                          -----------      -----------
Cash and cash equivalents at
   end of period                           $1,441,421       $3,081,465
                                           ==========       ==========












See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                     Notes to Condensed Financial Statements
                               September 30, 2000
                                   (Unaudited)


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

2. Comprehensive Income

For the nine months ended September 30, 2000 and 1999, total comprehensive income (loss) was $395,863 and $(304,693), respectively.

For the three months ended September 30, 2000 and 1999, total comprehensive income was $383,323 and $227,052 respectively.

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

Results of Operations

Nine Months ended September 30, 2000, Compared to Nine Months Ended September 30, 1999

Total revenues decreased by $926,000, or 10.4%, to $7,962,000 for the nine months ended September 30, 2000, from $8,888,000 for the nine months ended September 30, 1999. Contributing to this reduction in revenues was a $181,000 decrease in net insurance revenues and a $760,000 decrease in other revenues.

Net insurance revenues decreased by $181,000, or 3.5%, to $5,044,000 for the nine months ended September 30, 2000, from $5,225,000 for the nine months ended September 30, 1999. This decrease was primarily the result of a reduction in universal life policyholder income.

Net investment income increased by $15,000, or .5%, to $2,919,000 for the nine months ended September 30, 2000, from $2,903,000 for the nine months ended September 30, 1999. This increase was primarily due to an improved yield on the Company's invested assets.

Other revenues decreased by $760,000, or 100.0%, to no other revenues for the nine months ended September 30, 2000, from $760,000 for the nine months ended September 30, 1999. The other revenues for the nine months ended September 30, 1999 consisted of the proceeds from a settlement of insurance claims filed for the recovery of the litigation costs relating to a case against a former officer of the Company.

Benefits and claims decreased by $330,000, or 9.6%, to $3,118,000 for the nine months ended September 30, 2000, from $3,448,000 for the comparable period in 1999. This decrease was primarily due to a reduction in interest crediting for universal life policyholder account balances.

The amortization of deferred policy acquisition costs decreased by $45,000, or 2.1%, to $2,145,000, for the nine months ended September 30, 2000, from $2,190,000 for the comparable period in 1999. This decrease was primarily the result of a decline in universal life deferred policy acquisition cost balances.

Operating expenses decreased by $85,000, or 3.3%, to $2,488,000 for the nine months ended September 30, 2000, from $2,573,000 for the same period in 1999. This decrease was primarily the result of the deferral of additional acquisition expenses.

Third Quarter of 2000 Compared to Third Quarter of 1999

Total revenues decreased by $260,000, or 9.1%, to $2,606,000 for the three months ended September 30, 2000, from $2,866,000 for the three months ended September 30, 1999. Contributing to this decrease was a $391,000 decrease in net insurance revenues and $38,000 decrease in other revenues.

Net insurance revenues decreased by $391,000 or 19.1%, to $1,658,000 for the three months ended September 30, 2000, from $2,049,000 for the three months ended September 30, 1999. This decrease was primarily the result of a reduction in assumed group business.

Net investment income increased by $169,000, or 21.6%, to $948,000 for the three months ended September 30, 2000, from $780,000 for the three months ended September 30, 1999. This increase was due to additional policy loan interest income.

Other revenues decreased by $38,000, or 100.0%, to no other revenues for the three months ended September 30, 2000, from $38,000 for the three months ended September 30, 1999. The other revenues for the three months ended September 30, 1999 consisted of the proceeds from a settlement received in 1999 of insurance claims filed for the recovery of the litigation costs relating to a case against a former officer of the Company.

Benefits and claims increased by $229,000, or 33.7%, to $908,000 for the three months ended September 30, 2000, from $679,000 for the comparable period in 1999. This increase was primarily due to an increase in interest crediting for universal life policyholder account balances.

The amortization of deferred policy acquisition costs increased by $55,000, or 7.7%, to $771,000 for the three months ended September 30, 2000, from $716,000 for the comparable period in 1999. This increase was in line with actuarial assumptions.

Operating expenses decreased by $199,000, or 19.0%, to $849,000 for the three months ended September 30, 2000, from $1,048,000 for the same period in 1999. This decrease was primarily the result of the deferral of additional acquisition expenses.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing life insurance companies. Bonds owned by the Company amounted to $28,421,000 as of September 30, 2000, as compared to $27,930,000 as of December 31, 1999. This represents 57.9% and 54.8% of the total investments as of September 30, 2000 and December 31, 1999, respectively. Generally, all bonds owned by the Company are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At September 30, 2000, and at December 31, 1999, the Company did not have investments in bonds in rating categories three through six, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At September 30, 2000 and December 31, 1999, the Company exceeded the regulatory criteria.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 1999 was 9.1% as compared to a rate of 17.4% for 1998. The 2000 lapse rate is approximately the same as 1999.

At September 30, 2000, $8,458,000 of the Company's consolidated stockholders' equity represented the statutory stockholders' equity. The Company cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

The Company has no material commitments for capital expenditures.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 1999.

                           Part II Other Information:


Item 1.        Legal Proceedings

               An action was brought against the Company in July 1999 by Dorothy Ruth Campbell in the Circuit Court of Escambia County, Alabama. The action arises out of a denial of coverage for a policy with coverage for $10,000. The claims are for breach of contract, bad faith and fraudulent misrepresentation. In the action, Campbell seeks compensatory and punitive damages plus interest. The Company intends to continue to vigorously defend the matter.

               An action was brought against the Company in late 1999 by Larry Boyd in the Circuit Court of Jefferson County, Alabama. The action involves the alleged purchase by Boyd and his deceased wife of two college funds with respective death benefits of $58,454 and $58,556 for Boyd's two sons. The allegations in the complaint include an alleged representation by the Company through its sales agent that when Boyd's sons, the insureds, reached college they would receive monthly payments for college. Boyd further contends that he lost the value of his deposits on the college fund policies, lost interest, does not have the college funds promised to him, and suffered mental anguish and emotional distress. The claims are based on fraud and misrepresentation and negligence by the Company in hiring, training and supervising the sales agent. Boyd seeks compensatory and punitive damages, plus costs. The complaint was responded to and discovery is in progress. The Company intends to continue to vigorously defend the action.

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


                                   REGISTRANT

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                   Registrant



DATED: November 14, 2000                By: George R. Quist,
------------------------                ----------------------------------
                                            Chairman of the Board,
                                            President and Chief Executive
                                            Officer (Principal Executive
                                            Officer)


DATED: November 14, 2000                By: Scott M. Quist
------------------------                ----------------------------------
                                            First Vice President, General
                                            Counsel and Treasurer (Principal
                                            Financial and Accounting Officer)