Form 10-K
period 2000-12-31
SOUTHERN SECURITY LIFE INSURANCE CO
filed 2001-04-13
CIK 109747

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2000, or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to

                         Commission File Number 2-35669

                    Southern Security Life Insurance Company
              ____________________________________________________
             (Exact name of registrant as specified in its Charter)

           FLORIDA                                  59-1231733
___________________________________             _________________________
(State or other jurisdiction                     (I.R.S. Employer
 of incorporation or organization)               Identification Number)

       755 Rinehart Road, Lake Mary, Florida             32746
_____________________________________________   _________________________
     (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:   (407) 321-7113

Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
Title of each Class                        on which registered
____________________                      ______________________
      None                                        None

Securities registered pursuant to Section 12(g) of the Act:

                                          Name of each exchange
Title of each Class                        on which registered
___________________                       _______________________
      None                                        None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. X Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 28, 2001 was approximately $5,962,000.

As of March 28, 2001, registrant had issued and outstanding 1,907,989 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders' are incorporated by reference into Part III hereof.

                                     PART I

Item 1.  Business.

Southern Security Life Insurance Company (the "Company") is a legal reserve life insurance company authorized to transact business in the states of Alabama, Florida, Georgia, Hawaii, Indiana, Illinois, Kentucky, Louisiana, Michigan, Missouri, Oklahoma, South Carolina, Tennessee and Texas. It was incorporated under Florida law in 1966 and was licensed and commenced business in 1969. The Company will continue the process of seeking authorization to transact business in additional states during 2001. During 2000 approximately 41% of the premium income of the Company was from business in force in Florida, its state of domicile. The Company's only industry segment is the ordinary life, accident and health and annuity business.

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

The Company introduced its first universal life product in 1986 and currently has two principal universal life products in force. These universal life products offer flexibility to the client as well as tax advantages, both currently and upon the death of the insured. These products allow the Company to better compete in the current market environment. In excess of 15% of the first year premiums collected by the Company in 2000 and 1999, respectively, were universal life products.

During 1996, the Company introduced a new series of products designed for the seniors market. This new series targets the needs of senior citizens especially as they plan for their final expenses. These new policies are traditional endowment type policies. Because they are written to a senior market they are designed to accommodate adverse health conditions. Because of the size of the policies they are usually issued with only limited underwriting. The coverage size of the policy is roughly equivalent to the insured's anticipated funeral costs. This new series represented 85% of the first year premiums collected in 2000 and 1999. New field sales representatives are being actively recruited to market the product.

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

The following table provides information (on a statutory basis) concerning the amount and percentage of premium income resulting from the principal lines of insurance written by the Company during the periods indicated:

                        2000                1999                   1998
                        ____                ____                   ____
                            Per-                   Per-                  Per-
                   Amount   centage    Amount     centage    Amount     centage
                  _______   _______    ______     _______    ______     _______
Life
Insurance-
Ordinary (1)(2) $7,568,550   91%     $8,103,864    92%      $7,602,811   91%

Individual
Annuities (1)       89,623    1%         46,348     1%          90,289    1%

Life
Insurance-
Group (SGLI)       497,070    6%        438,124     5%         460,029    6%

Other -
Accident & Health   169,203   2%        205,872     2%         158,882    2%

                $8,324,446  100%     $8,794,208   100%      $8,312,011  100%

(1) A portion of each of the deposit term policies previously sold by the Company represents ordinary life insurance and the balance represents an individual annuity.

(2) The 2000, 1999, and 1998 premium income for life insurance-ordinary are net of reductions of $923,648, $1,236,735, and $1,329,814, respectively, in ceded premium paid to all reinsurers, including Mega Life.

The following table gives information on a generally accepted accounting principles basis concerning operating ratios of the Company for the periods indicated:

                                 2000               1999                1998
                                ------              ----                ----
Total Net Insurance
 Revenues                   $6,698,869         $6,901,546         $7,228,227

Benefit Costs Paid or
 Provided:
  Amount                    $5,109,411         $4,453,564         $4,346,820
  Ratio to Net Insurance
   Revenue                        76.3%              64.5%              60.1%

Amortization of Deferred Policy
 Acquisition Expenses:
  Amount                    $1,797,320         $3,029,223         $3,484,689
  Ratio to Net Insurance
   Revenue                       26.8%              43.9%              48.2%
General Insurance Expenses:
  Amount                    $3,529,381         $3,261,134         $4,134,686
  Ratio to Net Insurance
   Revenue                        52.7%              47.3%              57.2%

Income (Loss) Before Income
 Taxes:
  Amount                    $  198,365         $  782,126         $ (625,640)
  Ratio to Net Insurance
   Revenue                         3.0%              11.3%              (8.7%)
  Ratio to Total Revenue and
   Investment Income               1.9%               6.8%              (5.5%)
  Ratio to Equity                  1.2%               5.0%              (4.0%)

The following table provides information about the Company concerning changes in life insurance in force during the periods indicated (exclusive of acciden- tal death benefits):

                                      2000             1999                1998
                                         (In thousands except lapse ratios)
Total life insurance in force
at beginning of period:
  Ordinary Whole Life &
   Endowment-Participating     $      238        $      532        $       381
  Ordinary Whole Life &
   Endowment-Non-Participating    892,962           913,683          1,019,179
  Term                              3,646             4,799              6,478
  Reinsurance Assumed             558,571           548,515            532,772
                               ----------        ----------         ----------
  Total                        $1,455,417        $1,467,529         $1,558,810
Additions (including re-
insurance assumed):
  Ordinary Whole Life &
   Endowment-Participating     $    --           $     --          $      --
  Ordinary Whole Life &
   Endowment-Non-Participating     60,589            66,591             68,935
  Term                               --                 --                 --
  Reinsurance Assumed               4,121            22,402             21,617
                               ----------        ----------         ----------
  Total                        $   64,710        $   88,993         $   90,552

Terminations:
  Death                             2,313             2,172         $    1,605
  Lapse and Expiry                 22,398            31,418             48,034
  Surrender                       125,086            67,515            132,184
  Other                               522              --                   10
                               ----------        ----------         ----------
  Total                        $  150,319        $  101,105         $  181,833

Life Insurance in force at
end of period:
  Ordinary Whole Life &
   Endowment-Participating     $       30        $      238         $      532
  Ordinary Whole Life &
   Endowment-Non-Participating    732,433           892,962            913,683
  Term                             78,770             3,646              4,799
  Reinsurance Assumed             558,575           558,571            548,515
                               ----------        ----------         ----------
  Total                        $1,369,808        $1,455,417         $1,467,529
Reinsurance Ceded                (210,365)         (250,691)          (297,913)
                               ----------        ----------         ----------
Total after Reinsurance Ceded  $1,159,443        $1,204,726         $1,169,616
                               ==========        ==========         ==========
Lapse Ratio (Reflecting termina-
tion by surrender and lapse;
ordinary life insurance only):       16.1%              9.1%              17.4%

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

           Average                Gross                 Net
Fiscal    Investment            Investment           Investment       Net
Year      Assets (1)             Income(2)           Income (3)     Yield (4)
------    ----------            ----------           -----------    ---------
2000      $50,444,329           $3,959,061           $3,935,607     7.80%
1999      $50,221,950           $3,924,271           $3,909,373     7.78%
1998      $52,227,057           $3,599,547           $3,587,147     6.87%


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

Section 624.408 of the Florida Statutes requires a stock life insurance company to maintain minimum surplus on a statutory basis at the greater of $1,500,000 or four percent (4%) of total liabilities. The Company's required statutory minimum surplus calculated in accordance with this section is approximately $1,858,000. If the capital and surplus of the Company computed on such basis should fall below that amount, then the Company's license to transact insurance business in the State of Florida, the Company's most significant market, could be revoked unless the deficiency is promptly corrected. As of December 31, 2000, the Company had statutory capital and surplus of $8,405,211, well in excess of the required minimum.

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

Based on calculations using the NAIC formula as of December 31, 2000, the Company was well in excess of all four of the control levels listed.

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

For reporting to state regulatory authorities the Company is required to establish policy benefit and other reserves which are calculated in accordance with statutory requirements and standards of actuarial practice and established at amounts which, with additions from premiums to be received and assumed interest on policy reserves compounded annually, are believed to be sufficient to meet policy obligations as they mature. Life reserves for the Company are based upon the Commissioner's 1958 and 1980 Standard Ordinary Table of Mortality, with interest on policies computed at 3, 3-1/2, 4 or 4-1/2%. Annuity reserves are based on the 1937 Standard Annuity Table, with interest on policies computed at 3-1/2 or 4%. Reserves on the annuity portion of the Company's deposit term policies are computed on the accumulation method. Reserves for universal life policies, which comprise most of the Company's insurance in force, have been valued by using the CRVM method.

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

Item 2.  Properties.
--------------------
The Company's corporate headquarters is located in a two story office building in Lake Mary, Florida, which is owned by the Company. The Company occupies approximately one-half of the second floor of the building. Approximately 38% of the remaining rentable space is leased as of December 31, 2000.

Item 3. Legal Proceedings. --------------------------- An action was brought against the Company in July 1999 by Dorothy Ruth Campbell in the Circuit Court of Escambia County, Alabama. The action arises out of a denial of coverage under a $10,000 insurance policy. The claims are for breach of contract, bad faith and fraudulent misrepresentation. In the action, Campbell seeks compensatory and punitive damages plus interest. The Company has filed its response to the complaint and intends to vigorously defend the matter.

An action was brought against the Company in late 1999 by Larry Boyd in the Circuit Court of Jefferson County, Alabama. The action involves the alleged purchase by Boyd and his deceased wife of two college funds with respective death benefits of $58,454 and $58,556 for Boyd's two sons. The allegations in the complaint include an alleged representation by the Company through its sales agent that when Boyd's sons, the insureds, reached college age they would receive monthly payments for college. Boyd further contends that he does not have the college funds promised to him, and suffered mental anguish and emotional distress.

The claims are based on fraud, misrepresentation and negligence by the Company in hiring, training and supervising the sales agent. Boyd seeks compensatory and punitive damages, plus costs. The complaint was responded to and discovery is in progress. The Company intents to vigorously defend the action.

An action was brought against the Company in February 2001 by Willow Newberry in the County Court at Law No. 1, Grayson County, Texas. The action involves the denial of coverage under a $10,000 insurance policy. The complaint seeks recovery of the policy amount, statutory penalties, exemplary damages, attorney's fees and prejudgment and post judgment interest. The Company is in the process of evaluating the case and preparing an answer to the complaint. The Company intends to vigorously defend the case.

The Company is not a party to any other legal proceedings outside the ordinary course of the Company's business or to any other legal proceedings which, if adversely determined, would have a material adverse effect on the Company or its business.

Item   4.   Submission   of   Matters   to   a   Vote   of   Security   Holders.
-------------------------------------------------------------------------------
During the fourth quarter of the Company's fiscal year, no matter was submitted to a vote of security holders.

                                     PART II

Item 5. Market for the Company's Common Stock and Related  Stockholder  Matters.
-------------------------------------------------------------------------------

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

                                      QUARTER ENDED
-------------------------------------------------------------------------------
                           2000                            1999
-------------------------------------------------------------------------------
          Mar.31  Jun.30  Sep.30  Dec.31    Mar.31  Jun.30  Sep.30  Dec.31
          ------  ------  ------  ------    ------  ------  ------  ------
Common
Shares:
  High      5.00    5.00   4.69     4.38      3.81    4.22    4.75    4.94
  Low       4.66    4.00   4.00     3.50      3.75    4.22    4.75    4.94

(b) Approximate Number of Holders of Common Stock. There were 1,299 holders of record of the Company's Common Stock at December 31, 2000.

(c) Dividends. The Company has paid no cash dividends to stockholders during the past two years, and it is not anticipated that any cash dividends will be paid at any time in the foreseeable future. The payment of dividends by the Company is subject to the regulation of the State of Florida Department of Insurance. Under such regulation an insurance company may pay dividends, without prior approval of the State of Florida Department of Insurance, equal to or less than the greater of (a) 10% of its accumulated capital gains (losses) and accumulated operating income (losses) (i.e. unassigned surplus) or (b) certain net operating profits (losses) and realized capital gains (losses) of the Company, as defined in the applicable insurance statutes. In no case can such dividends be paid if the Company will have less than 115% of the minimum required statutory surplus as to policyholders after the dividend is paid. The maximum amount which the Company could pay as a dividend during 2001 pursuant to such regulation is approximately $92,200.

Item 6.  Selected  Financial  Data
-----------------------------------

The following table presents selected financial data (on a GAAP basis) concerning the Company and its financial results during the periods indicated.

                                    YEARS ENDED DECEMBER 31,
                                    ------------------------

                           2000          1999            1998           1997            1996
                        ---------      -------         -------        --------        -------
Revenues:
Life insurance
  premiums and
  policy charge       $  6,698,869 $   6,901,546     $7,228,227      $7,643,650     $7,915,027

Net investment
  income                 3,935,607     3,909,373      3,587,147       3,545,311      3,318,627
Realized Gain
  (loss) on
  investments                --          --             525,181         506,795        869,502
Other revenue, net           --          715,128         --              --             --
                       -----------   -----------    -----------    ------------   ------------
Total Revenue           10,634,476    11,526,047     11,340,555      11,695,756     12,103,156

Benefits, Losses
  & Expenses:
 Insurance living
  benefits               2,243,331     2,614,754      2,483,197       2,459,638      2,420,021
 Insurance death
  benefits               1,549,116     1,917,134      1,529,294       1,847,375      1,398,541
 Increase (decrease)
  in policy
  reserves               1,316,964       (78,324)       334,329         124,461        (5,201)
 Amortization of
  deferred policy
  acquisition
  costs                  1,797,320     3,029,223      3,484,689       3,542,617      3,364,738
 Commissions and
  general
  expenses               3,529,381     3,261,134      4,134,686       3,472,255      3,336,552
                       -----------   -----------    -----------     -----------   ------------
Total expenses          10,436,112    10,743,921     11,966,195      11,446,346     10,514,651
Income (loss)
  before income
  taxes                    198,365       782,126       (625,640)        249,410      1,588,505
Income tax expense
  (benefit)                 38,105       150,168       (241 907)         54,200        196,000
                      ------------  ------------  -------------   -------------   ------------
NET INCOME (LOSS)     $    160,260  $    631,958  $    (383,733)  $     195,210   $  1,392,505
                      -===========  ============  =============   =============   ============
Weighted average
  number of
  shares
  outstanding
  (basic and
  diluted)              1,907,989      1,907,989      1,907,989       1,907,989      1,907,989
                      -----------    -----------  -------------   -------------   ------------
Basic income (loss)
  per common share           $0.08          $.33          $(.20)           $.10           $.73
                             -----          ----          -----            ----           ----
Diluted income (loss)
  per common share           $0.08          $.33          $(.20)           $.10           $.73
                             -----          ----          -----            ----           ----
Shareholders'
  Equity             $  16,198,535  $ 15,637,320  $  15,912,106  $   16,132,018   $ 15,661,588
                     =============  ============  =============  ==============   ============
Shareholders'
  equity per
  common
  share                      $8.49         $8.20          $8.34           $8.45          $8.20
                             =====         =====          =====           =====          =====
Assets               $  77,125,931  $ 77,208,941  $   81,205,193 $   82,142,465   $ 81,809,360
                     -------------  ------------  -------------- --------------    -----------
Life Insurance:
  Insurance in
  force            $1,369,808,000  $1,455,417,000  $1,467,529,000 $1,558,810,000 $1,703,650,000
                   --------------  --------------  -------------- -------------- --------------
Individual
  insurance
  issued during
  current
  year               $ 64,710,000  $   66,591,000  $   68,935,000 $   82,390,000 $  121,646,000
                     ------------  --------------  -------------- -------------- --------------
Long term
  obligation         $  1,000,000  $    1,000,000  $    1,000,000 $    1,000,000 $    1,000,000
                     ------------  --------------  -------------- -------------- --------------
Dividends
  declared per
  common share              $0.00           $0.00           $0.00          $0.00          $0.00
                            =====           =====           =====          =====          =====

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

An additional source of income to the Company is investment income. The Company invests those funds deposited by policyholders of universal life and annuity products in debt and equity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing life insurance companies, in order to earn interest and dividend income, a portion of which is credited back to the policyholders. Interest rates and maturities of the Company's investment portfolio play an important part in determining the interest rates credited to policyholders.

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

Results of Operations

2000 Compared to 1999

Total revenues decreased by $892,000, or 7.7%, to $10,634,000 for fiscal year 2000 from $11,526,000 for fiscal year 1999. Contributing to this decrease in total revenues was a $203,000 decrease in net insurance revenues and a $715,000 increase in other revenue.

Net insurance revenues decreased by $203,000, or 2.9%, to $6,699,000 for fiscal year 2000, from $6,902,000 for fiscal year 1999. This decrease was primarily the result of a change in the sales mix of the Company's insurance products. Since March 1998, the sales of the Company's funeral plan products have been greater than the universal life products. The universal life products were for greater face amounts than the funeral plan products. Consequently, the insurance revenues from final expense products were less than those from universal life products.

Net investment income increased by $26,000, or .7%, to $3,936,000 for fiscal year 2000 from $3,909,000 for fiscal year 1999. Investment yield slightly increased for the fiscal year 2000 from 7.78% in 1999 to 7.8% in 2000.

There was no other revenue for fiscal year 2000, as compared to $715,000 in other revenue in 1999. The amount of other revenue was the result of a settlement from insurance claims filed for the recovery of the costs to litigate a case against a former officer of the Company.

Benefits and claims increased by $655,000, or 14.7%, to $5,109,000 for fiscal year 2000, from $4,454,000 for the comparable period in 1999. The increase was primarily due to an increase in traditional life reserves as a result of additional policies in force of traditional life products.

The amortization of deferred policy acquisition costs decreased by $1,232,000 or 40.7%, to $1,797,000, for fiscal year 2000, from $3,029,000 for the comparable period in 1999. The decrease in amortization expense was primarily due to adjusting the amortization rate to the Company's current assumptions.

Operating expenses increased by $269,000, or 8.3% to $3,530,000 for fiscal year 2000 from $3,261,000 for the same period in 1999. The increase was primarily due to increased marketing and home office building expenses.

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

Liquidity and Capital Resources.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing life insurance companies. Bonds owned by the Company amounted to $28,742,000 as of December 31, 2000 as compared to $27,930,000 as of December 31, 1999. This represents 60.6% and 59.8% of the total investments as of December 31, 2000 and December 31, 1999, respectively. Generally, all bonds owned by the Company are rated by the National Association of Insurance Commissioners. Under this rating system, there are nine categories used for rating bonds. At December 31, 2000, and at December 31, 1999, the Company did not have investments in bonds in rating categories three through nine, which are considered non-investment grade.

If market conditions were to cause interest rates to change, the market value of the fixed income portfolio (approximately $30.939 million) could change by the following amounts based on the respective basis point swing (the change in market values were calculated using a modeling technique):

(in millions of dollars)   -200bps       -100bps       +100bps       +200bps
-----------------------    --------      -------       --------      -------
Change in Market Value     $2.023        $.974         $(.905)       $(1.748)

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At December 31, 2000 and December 31, 1999, the Company exceeded the regulatory criteria.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2000 was 16.1% as compared to a rate of 9.1% for 1999.

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

Student loans are a service the Company has historically made available to the public as well as an investment. While the Company anticipates the seasonal demand for student loan funds and the subsequent sale of such loans to the Student Loan Marketing Association (SLMA), there are times when additional funds are required to meet demand for student loans until such time as the sale thereof to SLMA can be completed. In 1997 the Company renewed its $5,000,000 line of credit with SLMA until 2007 in order to meet these seasonal borrowing requirements. The Company made no draws against this line of credit through December 31, 2000.

The Company began a new association with USA Group, CAP Program in 1996, for the purpose of making more student loan funds available without increased costs to the Company. This association aided in eliminating borrowings for 2000 and 1999.

The Company has leased approximately 38% of the available space in its principal office building and does not anticipate significant capital expenditures to the rental space.

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

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and amended by SFAS No. 138, issued in June 2000. The requirements of SFAS No. 133, as amended, will be effective for the Company in the first quarter of the fiscal year beginning January 1, 2001. The standard establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Under the standard, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company has determined SFAS 133 to have no impact on the Company's financial position and results of operations because the Company has no derivative activity.

SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the Financial Accounting Standards Board (FASB), and some were changed only in minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers after March 31, 2001. Management does not expect the adoption of SFAS No. 140 to have a significant impact on the financial position or results of operations of the Company.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

The following financial statements of Southern Security Life Insurance Company are included in Part II, Item 8:

                                                                   Page Number

Independent Auditors' Report............. . . . . . . . . . . . . . . . 16

Balance Sheet-December 31, 2000 and 1999. . . . . . . . . . . . . . . . 17

Statement of Operations - years ended
December 31, 2000, 1999 and 1998......... . . . . . . . . . . . . . . . 19

Statement of Shareholders' Equity-years
ended December 31, 2000, 1999 and 1998... . . . . . . . . . . . . . . . 20

Statement of Cash Flows - years ended
December 31, 2000, 1999 and 1998......... . . . . . . . . . . . . . . . 21

Notes to Financial Statements............ . . . . . . . . . . . . . . . 23

                         Report of Independent Auditors



Board of Directors & Shareholders
Southern Security Life Insurance Company:

We have audited the accompanying balance sheet of Southern Security Life Insurance Company as of December 31, 2000 and 1999 and the related statements of operations, shareholders' equity, and cash flows for the years then ended. In connection with our audit of the financial statements, we have also audited the amounts included in the financial statement schedules as listed in the accompanying index under Item 14(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Security Life Insurance Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Tanner + Co.

Salt Lake City, Utah
March 23, 2001

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                  Balance Sheet

                           December 31, 2000 and 1999

Assets                                              2000                1999
Investments (note 3):
   Fixed maturities held-to-maturity
     (fair value, $5,273,032 and
     $3,985,336 at December 31,
     2000 and 1999, respectively)               $5,374,204         $3,978,871
   Securities available-for-sale,
     at fair value:
     Fixed maturities (cost of
       $23,419,358 at December 31,
       2000 and $24,789,267 at
       December 31, 1999)                       23,367,483         23,951,111
     Equity securities
       (cost, $327,674 and
       $225,980 at December 31,
       2000 and 1999, respectively)                358,932            378,440
   Mortgage loans                                2,298,163          1,497,688
   Policy and student loans                      8,220,736          8,458,972
   Short-term investments (note 11)              7,814,813          8,595,093
                                               -----------        -----------
                                                47,434,331         46,860,175

Cash and cash equivalents                        2,513,668          4,080,484
Accrued investment income                          610,474            582,908
Deferred policy acquisition costs
   (note 4)                                     13,211,413         12,874,219
Policyholders' account balances on
   deposit with reinsurer (note 7)               7,434,750          7,806,866
Reinsurance receivable (note 7)                    324,793            373,459
Receivables:
   Agent balances                                1,208,378          1,215,756
   Other                                           279,567            193,506
Refundable income taxes                              --                34,951
Property and equipment, net,
   at cost (note 5)                              2,542,384          2,435,565
Investment in affiliate at cost                  1,566,173            751,052
                                               -----------        -----------
                                               $77,125,931        $77,208,941
                                               ===========        ===========























See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                           December 31, 2000 and 1999



Liabilities and Shareholders' Equity               2000              1999
-------------------------------------
Liabilities:
   Policy liabilities and accruals
     (notes 6 and 7):                         $ 2,965,940        $ 1,648,976
  Future policy benefits:
     Policyholders' account balances           48,722,138         50,377,101
     Unearned revenue                           4,948,989          5,323,954
     Other policy claims and benefits
       payable                                    580,196            540,407
   Other policyholders' funds, dividend
     and endowment accumulations                   72,890             69,789
   Funds held related to reinsurance
     treaties (note 7)                          1,417,216          1,475,512
   Note payable to related party
     (note 9)                                   1,000,000          1,000,000
   Due to affiliated insurance
     agency (note 11)                             151,689            195,785
   General expenses accrued                       157,944            137,884
   Unearned investment income                     323,830            324,750
   Other liabilities                               28,488             63,753
   Income taxes (note 10)                         558,076            413,710
                                              -----------        -----------
                                               60,927,396         61,571,621
                                              -----------        -----------

Shareholders' equity (notes 2,3 and 12):
   Common stock, $1 par, authorized
     3,000,000 shares; issued and out-
     standing, 1,907,989 shares                 1,907,989          1,907,989
   Capital in excess of par                     4,011,519          4,011,519
   Accumulated other comprehensive
       income (loss)                              (75,628)          (476,583)
   Retained earnings                           10,354,655         10,194,395
                                              -----------        -----------
                                               16,198,535         15,637,320
Commitments and contingencies
   (notes 7 and 15)                                 --                 --
                                              -----------        -----------
                                              $77,125,931        $77,208,941
                                              ===========        ===========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                             Statement of Operations

                  Years ended December 31, 2000, 1999, and 1998


                                        2000           1999              1998
Revenues:
   Net insurance revenues        $ 6,698,869     $ 6,901,546       $ 7,228,227
   Net investment income
     (notes 3 and 11)              3,935,607       3,909,373         3,587,147
   Realized gain on
     investments (note 3)              --              --              525,181
   Other revenue, net                  --            715,128             --
                                -----------     ------------       -----------
                                 10,634,476       11,526,047        11,340,555
                                -----------     ------------       -----------
Benefits, claims and expenses:

   Benefits and claims             5,109,411       4,453,564         4,346,820
   Amortization of deferred
     policy acquisition
     costs (note 4)                1,797,320       3,029,223         3,484,689
   Operating expenses
     (notes 9 and 11)              3,529,381       3,261,134         4,134,686
                                 -----------     -----------       -----------
                                  10,436,112      10,743,921        11,966,195
                                 -----------     -----------       -----------
    Income(Loss) before
     income taxes                    198,365         782,126          (625,640)

Income tax expense (benefit)
     (note 10)                        38,105         150,168          (241,907)
                                 -----------     -----------       -----------
   Net income(loss)              $   160,260     $   631,958       $  (383,733)
                                 ===========     ===========       ===========
Basic and diluted net
   income (loss) per share
   of common stock (note 12)           $0.08            $.33             $(.20)
                                       =====            ====             =====

























See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                        Statement of Shareholders' Equity

                    Years ended December 31, 2000, 1999, 1998


                                                                                Accumulated
                                                                   Capital         other
                                      Common           Stock      in excess    comprehensive   Retained
                                       Shares         Amount        of par       income        earnings            Total
                                     ---------      --------     ----------    --------------  ---------      -------------
Balances,
  December 31, 1997                 1,907,989     $1,907,989     $4,011,519    $ 266,340     $ 9,946,170      $16,132,018
                                   ----------
Comprehensive Income
  (Loss):
  Net loss for
      the year                          --             --             --           --           (383,733)        (383,733)
  Unrealized appreciation of
  securities available
      for sale                          --             --             --         163,821           --             163,821
Total comprehensive loss                                                                                         (219,912)

Balances,
 December 31, 1998                  1,907,989      1,907,989      4,011,519      430,161       9,562,437       15,912,106

Comprehensive Income (loss):
  Net gain for the year                --             --             --            --            631,958          631,958
  Unrealized depreciation of
      securities available
      for sale                         --             --              --        (906,744)          --            (906,744)
Total comprehensive loss                                                                                         (274,786)

Balances,
 December 31, 1999                  1,907,989      1,907,989      4,011,519     (476,583)     10,194,395       15,637,320

Comprehensive Income (loss):
  Net gain for the year                --             --             --            --            160,260          160,260
  Unrealized depreciation of
      securities available
      for sale                         --             --              --         400,955           --             400,955
Total comprehensive gain                                                                                          561,215

Balances,
 December 31, 2000                  1,907,989     $1,907,989     $4,011,519     $(75,628)    $10,354,655      $16,198,535

See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                             Statement of Cash Flows

                    Years ended December 31, 2000, 1999, 1998

                                           2000            1999         1998
                                          ------          ------       ------
Cash flows provided by (used in)
operating activities:
    Net income (loss)                  $  160,260    $   631,958  $  (383,733)
    Adjustments to reconcile net
         cash provided by (used in)
         operating activities:
    Depreciation and amortization          260,956        286,514      301,970
    Net realized (gains) on investments      --            --        (525,182)
    Loss on disposal of property,
         plant & equipment                   1,886         15,180        2,956
    Deferred income taxes                   (9,426)        11,009      175,274
    Amortization of deferred
         policy acquisition costs        1,797,320      3,029,223    3,484,689
    Acquisition costs deferred          (2,206,125)    (2,084,438)  (1,911,282)
    Change in assets and liabilities
         affecting cash provided by
         operations:
         Accrued investment income         (27,566)       (18,790)      73,342
         Accounts receivable               (78,683)       (63,291)    (344,122)
         Reinsurance receivable             48,666        (67,201)      53,430
         Other policy claims and
             future benefits payable     1,356,753        (78,706)     431,409
         Policyholders' account
           balances                      2,080,769      2,585,204    2,356,804
         Funds held under reinsurance      (58,296)        56,155       79,430
         Unearned premiums                (331,998)      (840,474)  (1,160,706)
         Dividend and endowment
             accumulations                   3,101          5,051        5,052
         Payable to affiliated
             insurance agent               (44,096)       172,914      (45,775)
         Income taxes payable              (46,738)       139,159        --
         Other liabilities                 (16,125)      (651,872)    (133,376)
                                       -----------    -----------  -----------
    Net cash provided by operating
         activities                    $ 2,890,658    $ 3,127,595  $ 2,460,180
                                       -----------    -----------  -----------
Cash flows from (used in) investing activities:
    Purchase of investments:
    Purchase of investments
         held-to-maturity             $ (2,606,749)   $  (477,150) $     --
    Purchase of investments
         available-for-sale                 --              --     (6,180,178)
    Purchase of equity securities         (916,815)      (766,662)    (610,370)
    Proceeds from maturity of
         held-to maturity securities     1,210,272      1,446,315    5,536,006
    Proceeds from maturity of
         available-for-sale securities   1,225,522      2,739,662      299,281
    Proceeds from sale of available-
         for-sale securities (equity and
         fixed maturity)                     --             --      10,675,217
    Purchase of mortgage loan             (825,000)    (1,500,000)       --
    Repayment of mortgage loans             24,525          2,312        --
    Net change in short-term
         investments                       780,280      2,839,890  (11,334,983)
    Net change in policy and
         student loans                     238,236          3,466     (517,057)
    Acquisition of property and
         equipment                        (224,129)          (635)     (71,356)
                                       -----------    -----------  -----------
    Net cash provided by (used in)
         investing activities          $(1,093,858)   $ 4,287,198  $(2,203,440)
                                       ===========    ===========  ===========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                             Statement of Cash Flows

                    Years ended December 31, 2000, 1999, 1998

                                                2000       1999        1998
                                              -------     ------
Cash flows from financing activities:
    Receipts from universal life and
         certain annuity policies
         credited to policyholder
         account balances                  5,765,790    6,662,558   7,524,375
    Return of policyholder account
         balances on universal life
         and certain annuity policies     (9,129,406) (10,679,256) (9,547,720)

Net cash used in financing
    activities                           $(3,363,616) $ (4,016,698)$(2,023,345)

Increase (decrease) in cash and
    cash equivalents                      (1,566,816)    3,398,095  (1,766,605)

Cash and cash equivalents at
    beginning of year                      4,080,484       682,389   2,448,994
                                         -----------  ------------  ----------
Cash and cash equivalents at
    end of year                          $ 2,513,668  $  4,080,484 $   682,389
                                         ===========  ============ ===========
Supplemental schedule of cash flow
    information:
    Interest paid during the
         year                            $   105,000  $     90,000 $    90,000
                                         ===========  ============ ===========
    Income taxes paid during the
         year                            $    94,365  $      --    $    45,500
                                         ===========  ===========  ===========
Change in market value adjustments-
investments available-for-sale:
    Fixed maturities                     $   786,282   $(1,645,893) $  204,802
    Equity securities                       (121,202)      112,598        (111)

Change in deferred acquisition
    costs                                    (71,611)      235,048    (294,326)
Change in premium deposit funds               42,967      (141,029)     79,440
Deferred income tax asset
    (liability)                             (235,481)      532,532     174,016
                                         -----------   -----------  ----------
Accumulated comprehensive income
Net change in unrealized
    appreciation (depreciation)          $   400,955   $  (906,744) $   163,821
                                         ===========   ===========  ===========

















See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                          Notes to Financial Statements
                          December 31, 2000, 1999, 1998

1.   Nature of business and summary of significant accounting policies:
     -----------------------------------------------------------------
     (a)   Nature of business

          The primary business of Southern Security Life Insurance Company (the "Company") is the issuance of long duration universal life insurance contracts. The majority of the Company's business is conducted in the states of Alabama (11%), Florida (41%), Georgia (11%), and Texas (11%). None of the remaining ten states in which the Company is licensed to conduct business account for over 10% of the Company's total business.

          Prior to December 17, 1998, certain executive officers and directors of the Company were shareholders of approximately 60 percent of the shares of SSLIC Holding Company, Inc., (formerly Consolidare Enterprises, Inc.). SSLIC Holding Company, Inc. owns 71.5% of the Company's voting securities at December 31, 2000.

          Effective December 17, 1998, 100% of the common stock of SSLIC Holding Company, Inc. was acquired by Security National Financial Corporation ("SNFC"). Accordingly, from December 17, 1998, the Company is a 71.5% owned, indirect subsidiary of SNFC.

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

          Mortgage loans on real estate and mortgage loans held as short term investments are reported at the unpaid principal balances, adjusted for amortization of premium or accretion of discount, less allowance for possible losses.

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

     (g)   Property and Equipment

          Property and equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization on capital leases and property and equipment are determined using the straight-line method over the estimated useful lives of the assets or terms of the lease. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations.

     (h)   Investment in affiliate

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

     (m)   Impairment of Long-Lived Assets

          The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.

     (n)   Earnings (Loss) Per Common Share

          The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.

          The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options outstanding, using the treasury stock method and the average market price per share during the year. There were no common stock equivalents outstanding during the years ended December 31, 2000 and 1999. Common stock equivalents are not included in the diluted
          earnings   (loss)  per  share   calculation   when  their   effect  is
          antidilutive.

     (o)   Reclassification

          Certain amounts presented in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

     (p)   Pending accounting change

          SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and amended by SFAS No. 138, issued in June 2000. The requirements of SFAS No. 133, as amended, will be effective for the Company in the first quarter of the fiscal year beginning January 1, 2001. The standard establishes accounting and reporting standards for derivative

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


1. Nature of business and summary of significant accounting policies, continued:
   ----------------------------------------------------------------------------
     (p)   Pending accounting change (continued)

          instruments embedded in other contracts and for hedging activities. Under the standard, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company has determined SFAS 133 to have no impact on the Company's financial position and results of operations because the Company has no derivative activity.

          SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the Financial Accounting Standards Board (FASB), and some were changed only in minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers after March 31, 2001. Management does not expect the adoption of SFAS No. 140 to have a significant impact on the financial position or results of operations of the Company.

2.   Basis of financial statements
     -----------------------------
     The more significant generally accepted accounting principles applied in the preparation of financial statements that differ from life insurance statutory accounting practices prescribed or permitted by regulatory authorities are as follows:

     a. Costs of acquiring new business are deferred and amortized, rather than being charged to operations as incurred.

     b. The liability for future policy benefits and expenses is based on reasonable estimates of expected mortality, morbidity, interest, withdrawals and future maintenance and settlement expenses, rather than on statutory rates for mortality and interest.

     c. The liability for policyholder funds associated with universal life and certain annuity contracts are based on the provisions of Statement of Financial Accounting Standards No. 97, rather than on the statutory rates for mortality and interest.

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


2.  Basis of financial statements, continued
    ----------------------------------------
     j. Certain proceeds from a note payable (note 9) that are treated as shareholders' equity for statutory purposes are treated as a liability under generally accepted accounting principles.

     k. Reinsurance assets and liabilities are reported on a gross basis rather than shown on a net basis as permitted by statutory accounting practices.

     A reconciliation of net income (loss) for the years ended December 31, 2000, 1999, 1998 and shareholders' equity as of December 31, 2000 and 1999 between the amounts reported on a statutory basis and the related amounts presented on the basis of generally accepted accounting principles is as follows:

                                    Net Income (loss)                        Shareholders'
                                       Years ended                              Equity
                                      December 31,                             December 31,
                                    -----------------                        ---------------
                          2000             1999           1998             2000           1999
                      ---------          -------        -------          --------       -------
As reported
on a statutory
 basis                 $  80,477       $  533,233   $  (486,823)     $ 8,405,211    $ 8,976,516
Adjustments:
  Deferred policy
  acquisition
  costs, net             408,805         (709,737)   (1,867,733)      13,211,413     12,874,219
Future policy
  benefits, un-
  earned premiums
  and policy-
  holders' funds        (203,129)       1,097,132     1,719,926       (6,355,753)    (6,195,591)
 Deferred
  income taxes            15,008          382,364       153,626         (500,605)      (413,710)
 Asset valuation
  reserve                   --               --           --             347,134        542,585
 Interest main-
  tenance reserve        (36,063)         (35,191)      231,507          499,099        535,161
 Non-admitted
  assets                    --               --            --          1,412,229      1,078,348
 Unrealized gains
  -SFAS 115                 --               --            --            666,899       (899,956)
Capital and
  surplus note              --               --            --         (1,000,000)    (1,000,000)
 Other adjustments,
  net                   (104,838)        (635,843)     (134,236)        (487,092)       139,748
                       ---------       ----------    ----------     ------------    -----------
 Net difference           79,783           98,725       103,090        7,793,324      6,660,804
                       ---------       ----------    ----------      -----------    -----------
As reported on a
 GAAP basis            $ 160,260       $  631,958    $ (383,733)     $16,198,535    $15,637,320
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

The Insurance Commissioner's approval is not required if the dividend is equal to or less than the greater of: (a) 10% of the Company's surplus as to policyholders' derived from realized net operating profits on its business and net realized capital gains; or (b) the Company's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, if the Company will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend is declared and paid. As a result of such restrictions, the maximum dividend which may be paid by the Company during 2000 without prior approval is approximately $92,000. Accordingly, GAAP excess earnings over a statutory basis are not available for dividends.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


2.   Basis of financial statements, continued
     ----------------------------------------
     The Risk-Based Capital ("RBC") for Life and/or Health Insurers Model Act (the "Model Act") was adopted by the National Association of Insurance Commissioners (NAIC) in 1992. The main purpose of the Model Act is to provide a tool for insurance regulators to evaluate the capital of insurers. Based on calculations using the appropriate NAIC formula, the Company exceeded the RBC requirements at December 31, 2000.

     The  National  Association  of  Insurance  Commissioners  has  adopted  the
     Codification of Statutory Accounting Principles ("Codification"). Codification changes current statutory accountintg rules in several areas and is effective January 1, 2001. Although the Company has not estimated the potential effect, it does not believe Codificaiton will have a material effect on the financial position, results of operation, or liquidity of the Company.

3. Investments
   -----------
   (a)    Equity securities and fixed maturities

     Equity securities consist of $358,932 and $378,440 of common stock at fair value at December 31, 2000 and 1999 respectively.

     Unrealized (depreciation) appreciation in investments in equity securities for the years ended December 31, 2000, 1999, and 1998 is $(121,203), $112,598 and $(111), respectively.

     The amortized cost and estimated fair values of investments in debt securities are as follows:

                                               Gross       Gross      Estimated
                                Amortized    Unrealized  Unrealized     Fair
                                   Cost        Gains      Losses        Value
                                ---------    ----------  ----------   ---------
December 31, 2000:
   Held-to-maturity:
     U.S. Treasury
     securities and obligations
     of U.S. government
     corporations and
     agencies (guaranteed)      $ 2,001,985    $ 13,327  $   --     $ 2,015,312

   Corporate securities           2,587,861      64,419    188,876    2,463,404

   Mortgage-backed
     securities                     784,358       9,958      --         794,316
                                -----------    --------  ---------  -----------
                                  5,374,204      87,704    188,876    5,273,032
                                -----------    --------  ---------  -----------
   Available-for-sale:
     U.S. Treasury
     securities and obligations
     of U.S. government
     corporations and
     agencies (guaranteed)        3,367,086      45,003        648    3,411,441

   Corporate securities          19,987,436      91,913    188,214   19,891,135

   Mortgage-backed
     securities                      64,836          71      --          64,907
                                -----------    --------   --------  -----------
                                 23,419,358     136,987    188,862   23,367,483
                                -----------    --------   --------  -----------
                                $28,793,562    $224,691   $377,738  $28,640,515
                                ===========    ========   ========= ===========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


3.  Investments, continued
    ----------------------
    (a)  Equity securities and fixed maturities, continued

                                           Gross          Gross     Estimated
                           Amortized     Unrealized    Unrealized     Fair
                             Cost          Gains         Losses       Value
                           ----------    ----------    ----------   ----------
December 31, 1999:
   Held-to-maturity:
     U.S. Treasury
     securities and obligations
     of U.S. government
     corporations and
     agencies (guaranteed)    $ 1,007,021   $  15,789    $    --    $ 1,022,810

   Corporate securities         1,977,976       2,151        8,952    1,971,175

   Mortgage-backed securities     993,874      11,355       13,878      991,351
                              -----------   ---------     --------  -----------
                                3,978,871      29,295       22,830    3,985,336
                              -----------   ---------     --------  -----------
   Available-for-sale:
     U.S. Treasury
     securities and obligations
     of U.S. government
     corporations and
     agencies (guaranteed)      4,596,187       4,599       21,561    4,579,225

   Corporate securities        20,102,739        --        820,966   19,281,773

   Mortgage-backed securities      90,341        --            228       90,113
                              -----------    --------    ---------  -----------
                               24,789,267       4,599      842,755   23,951,111
                              -----------    --------    ---------  -----------
                              $28,768,138    $ 33,894    $ 865,585  $27,936,447
                              ===========    ========    =========  ===========

     Fair values reflected in available-for-sale and held-to-maturity categories are based on NAIC values, versus values associated with normal market pricing services. The estimated difference for both categories was immaterial for all years presented.

     Unrealized appreciation (depreciation) of fixed maturities for years ending December 31, 2000, 1999, 1998 is $678,644, $(1,747,058) and $183,142
     respectively.

     The amortized cost and estimated fair value of fixed maturities at December 31, 2000, by contractual maturity, are summarized below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

    Fixed maturity securities held-to-maturity:

                                             Amortized              Estimated
                                               Cost                Fair value
          Due in 2001                      $ 1,502,062              $1,504,375
          Due in 2002 through 2005               --                      --
          Due in 2006 through 2010           1,331,825               1,176,383
          Due after 2010                     1,755,960               1,797,958
                                           -----------            ------------
                                             4,589,847               4,478,716
          Mortgage-backed securities           784,357                 794,316
                                           -----------             -----------
                                           $ 5,374,204             $ 5,273,032
                                           ===========             ===========

    Fixed maturity securities available-for-sale:

          Due in 2001                      $ 2,771,882             $ 2,772,970
          Due in 2002 through 2005          14,075,954              14,014,590
          Due in 2006 through 2010           6,408,951               6,406,860
          Due after 2010                        97,735                 108,156
                                           -----------             -----------
                                            23,354,522              23,302,576
          Mortgage-backed securities            64,836                  64,907
                                           -----------             -----------
                                           $23,419,358             $23,367,483
                                           ===========             ===========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


3.  Investments, continued
    ----------------------
    (a)  Equity securities and fixed maturities, continued

          Proceeds from the sale of equity securities and fixed maturities available for sale and the related realized gains and losses are summarized as follows:

                                   2000             1999             1998
                                ---------         -------          --------
      Proceeds from sale of
          equity securities     $   --          $     --         $ 1,405,248
                               ----------      ----------        ------------
      Proceeds from sale of
          fixed maturities
          available-for-sale   $1,200,000      $2,739,662        $9,569,250
                               ----------      ----------        ----------
      Realized gains (losses)
      Fixed maturities:
      Gross realized gains          --              --           $  319,934
      Gross realized (losses)       --              --                --
      Equity securities:
      Gross realized gains          --              --              205,247
      Gross realized (losses)       --              --                --
                              -----------     ---------         ------------
                              $     --        $     --           $  525,181
                              ===========     ==========       =============

     Certain of the fixed maturity securities classified as available-for-sale and held-to-maturity were called during the year ended December 31, 2000, 1999, 1998 resulting in the following realized gains and losses:

                                     2000              1999             1998
                                    ------            ------           ------
       Held-to-maturity:
          Gross realized gains     $  --              $  --             $ --
       Available-for-sale:
          Gross realized gains        --                 --              1,740
                                   --------           -------           ------
                                   $  --              $  --             $1,740
                                   ========           ========          =======

     Investments, aggregated by issuer, in excess of 10% of shareholders' equity (before net unrealized gains and losses on available-for-sale securities) at December 31, 2000 and 1999, other than investments issued or guaranteed by the United States government are as follows:

       2000                                             Carrying Amount
          Federal Express                               $2,072,820
          Dean Witter Discover                           4,105,788
          Philip Morris Inc.                             5,469,305

       1999
          Federal Express                               $2,100,000
          Dean Witter Discover                           3,964,767
          Philip Morris, Inc.                            5,260,000

    (b)  Concentrations of credit risk

          At December 31, 2000 and 1999, the Company did not hold any unrated or less- than-investment grade corporate debt securities. The Company also invests in subsidized and unsubsidized student loans totaling $61,576 and $149,198 at December 31, 2000 and 1999, respectively, which are guaranteed by the U.S. government. Subsequent to December 31, 2000, all of these loans were sold at their unpaid principal balance.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


3.  Investments, continued
    ----------------------
    (c)  Investment income

          Net investment income for the years ended December 31, 2000, 1999, and 1998 consists of the following:

                               2000               1999                1998
     Interest:
     Fixed maturities      $2,014,883         $2,123,671           $2,633,888
     Policy and student
         loans                505,319            579,774              489,991
     Short-term
         investments          937,077            859,699              474,949
     Mortgage loans           190,068             25,759                 --
     Rental income            278,302            319,758                 --

     Dividends on equity
        securities common
        stock, including
        mutual fund            33,412             15,610                  719
                           ----------        -----------          -----------
                            3,959,061          3,924,271            3,599,547
     Less investment
        expenses               23,454             14,898               12,400
                           ----------         ----------           ----------
                           $3,935,607         $3,909,373           $3,587,147
                           ==========         ==========           ==========

    (d)  Investments on deposit

          In order to comply with statutory regulations, investments were on deposit with the Insurance Departments of certain states as follows:

                                2000               1999                1998

            Florida        $1,708,735         $1,708,530           $1,718,097
            Alabama           100,199            100,702              101,170
            South Carolina    300,596            302,106              303,511
            Georgia           250,496            251,755              252,926
            Indiana           200,000            199,855              199,578
                           ----------         ----------           ----------
                           $2,560,025         $2,562,948           $2,575,282
                           ==========         ==========           ==========

     Certain of these assets, totaling approximately $850,000 for each of the years ended December 31, 2000 and 1999, are restricted for the future benefit of policyholders in a particular state.

4.   Deferred policy acquisition costs
     ---------------------------------
     Deferred policy acquisition costs at December 31, 2000, 1999, 1998 consist of the following:

                                  2000           1999              1998
                                 ------         ------            ------
     Deferred policy acquisition
         costs at beginning
         of year             $12,874,219      $13,583,956       $15,451,689
     Policy acquisition
         costs deferred:
     Commissions               1,384,782        1,223,187         1,053,953
     Underwriting &
       issue costs               398,622          440,200           429,600
     Other                       422,721          421,051           427,729
     Change in unrealized
         appreciation
         (depreciation)          (71,611)         235,048          (294,326)
                             -----------      -----------       -----------
                               2,134,514        2,319,486         1,616,956
     Amortization of
         deferred policy
         acquisition costs    (1,797,320)      (3,029,223)       (3,484,689)
                             -----------      -----------       -----------
     Deferred policy
         acquisition costs
         at end of year      $13,211,413      $12,874,219       $13,583,956
                             ===========      ===========       ===========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


5.  Property and equipment
    ----------------------
    Property and equipment consists of the following:

                                                   December 31,     December 31,
                                                       2000            1999
          Land                                   $    982,027      $  982,027
          Building and improvements                 2,348,973       2,205,795
          Furniture and equipment                     945,345         993,198
                                                 ------------     -----------
                                                    4,276,345       4,181,020
          Less accumulated depreciation            (1,733,961)     (1,745,455)
                                                 ------------     -----------
                                                 $  2,542,384     $ 2,435,565
                                                 ============     ===========

     Depreciation expense for the years ended December 31, 2000, 1999, 1998 totaled $115,425, $135,145, and $153,348, respectively.

6.   Future policy benefits
     ----------------------
     At December 31, 2000 and 1999, future policy benefits, exclusive of universal life and flexible term annuities consist of the following:

                                         December 31,          December 31,
                                            2000                  1999
                                         -------------         ------------
          Life insurance                 $2,677,841           $1,334,887
          Annuities                         235,032              304,414
          Accident & health
            insurance                        53,067                9,675
                                         ----------           ----------
          Total life & health
           future policy benefits        $2,965,940           $1,648,976
                                         ==========           ==========

     Life insurance in-force aggregated approximately $1.2 billion at December 31, 2000, and 1999. Mortality and withdrawal assumptions are based upon the Company's experience and actuarial judgment with an allowance for possible unfavorable deviations from the expected experience.

     The mortality tables used in calculating benefit reserves for non universal life contracts are the 1965-1970 Basic Select and Ultimate for males and the 1980 U.S. Population mortality table modified for company expected experience.

     For non-universal life policies written during 1983 through 1988, interest rates used are 8.0 percent for policy years one through five, decreasing by .1 percent per year for policy years six through twenty, to 6.5 percent for policy years twenty-one and thereafter. For certain non universal life contracts written in 1996-2000, interest rates of 6.75% level have been assumed. For non-universal life policies written in 1982 and prior, interest rates vary, depending on policy type, from 7 percent for all policy years to 6 percent for policy years one through five and 5 percent for years six and thereafter. For universal life policies written since 1988, the interest rate used is a credited rate generally based upon the Company's investment yield less 1%.

7.   Reinsurance
     -----------
     The Company routinely cedes and, to a limited extent, assumes reinsurance to limit its exposure to loss on any single insured. Ceded insurance is treated as a risk and liability of the assuming companies.

     As of December 31, 2000, ordinary insurance coverage in excess of $75,000 is reinsured; however for some policies previously issued, the first $30,000, $40,000 or $50,000 was retained and the excess ceded. The retention limit for some substandard risks is less than $75,000. Reinsured risks would give rise to liability to the Company in the event that the reinsuring company were unable to

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


7.   Reinsurance, continued
     ----------------------
     meet its obligations under the reinsurance agreement in force, as the Company remains primarily liable for such obligations. Under reinsurance agreements exclusive of the MEGA agreement discussed below, the Company has ceded premium of $275,288, $424,255, and $415,080 included in reinsurance premiums ceded, and received recoveries of $131,886, $162,871 and $88,457 included in annuity, death and other benefits for the years ended December 31, 2000, 1999, 1998, respectively.

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

     For the years ended December 31, 2000, 1999, 1998, the Company ceded premiums to MEGA of $419,353, $424,592 and $448,355, included in reinsurance ceded, and received recoveries of $478,485, $576,194 and $469,307, included in annuity, death and other benefits, respectively. The funds held related to reinsurance treaties of $1,417,216 and $1,475,512 represent the 18% share of policy loans ceded to the reinsurer at December 31, 2000 and 1999, respectively.

8.   Notes payable
     -------------
     As of December 31, 2000, the Company had an unused line of credit of $5,000,000 which is secured by student loans equaling 115% of the unpaid principal balance. The facility bears interest at a variable rate per annum payable monthly and expires on September 18, 2007.

9.   Note payable to related party
     -----------------------------
     A note payable to a related party consists of amounts due on demand to Security National Life Insurance Company. The note's proceeds were obtained in December 1988 and the note qualifies as shareholders' equity for statutory accounting purposes in accordance with Section 628.401 of the Florida Statutes. At December 31, 2000, the note bears interest at 11.0% percent (payable monthly); principal repayment is contingent upon the Company maintaining statutory surplus in excess of $1,900,000 and obtaining approval in advance by the Florida Department of Insurance. Interest expense relating to the balance of the note payable to the related party during 2000, 1999, 1998 aggregated $105,000, $90,000, and $90,000 respectively.

10.  Income taxes
     ------------
     The Company's income tax liability at December 31 is summarized as follows:

                                        2000                       1999
                                       ---------                 --------
      Current                          $ 57,471                  $139,160
      Deferred                          500,605                   274,550
      Total                            $558,076                  $413,710

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


10.  Income taxes, continued
     -----------------------
     Total income taxes including taxes on the change in the value of investments for the years ended December 31, 2000, 1999, and 1998 were as follows:

                                         2000           1999       1998
                                        ------         ------     ------
      Tax expense (benefit)
        in operations                $ 38,105      $ 150,168    $(241,907)
      Tax on unrealized
        appreciation
        (depreciation) of
        investments                   235,481       (532,532)    (174,016)
                                     --------      ---------    ---------
                                     $273,586      $(382,364)   $(415 923)

     Income tax expense (benefit) for the years ended December 31, 2000, 1999, 1998 is summarized as follows:

                                        2000           1999          1998
                                       ------         ------        ------
      Current:
      Federal                        $ 40,812       $123,268    $   9,329
      State                             6,719         15,891        1,207
                                     --------       --------    ---------
                                       47,531        139,159       10,536
                                     --------       ---------   ---------
      Deferred:
       Federal                         (7,073)         9,693     (215,838)
       State                           (2,353)         1,316      (36,605)
                                     --------       --------    ---------
                                       (9,426)        11,009     (252,443)
                                     --------       --------    ---------
                                     $ 38,105       $150,168    $(241,907)
                                     ========       ========    =========

     Income tax expense (benefit) for the years ended December 31, 2000, 1999, 1998 differs from "expected" tax (computed by applying the U.S. federal income tax rate to pretax income) as a result of the following:

                                            2000           1999         1998
      Computed "expected" tax expense
         (benefit)                       $ 67,444      $ 265,923    $(212,718)
      Increase (reduction) in income
         taxes resulting from:
           Small life insurance
              company deduction            (3,485)      (139,195)     (12,390)
           Changes in the valuation
              allowance for deferred
              tax assets, allocated to
              income tax expense          (27,338)        17,590      (17,950)
         State taxes, net of federal
           income tax benefit               1,484          5,850        1,207
         Other, net                          --             --            (56)
                                         --------      ---------    ---------
                                         $ 38,105      $ 150,168    $(241,907)
                                         ========      =========    =========

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


10.  Income taxes, continued
     -----------------------
     a.   The Policyholders' Surplus exceeds a prescribed maximum, or;
     b. Distributions, other than stock dividends, are made to shareholders in excess of Shareholders' Surplus, as defined by prior law, or;
     c. The entity ceases to qualify for taxation as a life insurance company, or;
     d. the tax deferred status of the Policyholder's Surplus Account is modified by future tax legislation.

     At December 31, 2000, the balance of the Policyholders' Surplus account aggregated approximately $236,000. The Company has not recorded deferred income taxes totaling approximately $80,000 relating to this amount as it has no plan to distribute the amounts in Policyholders' Surplus in the foreseeable future. The Tax Reform Act of 1986 enacted a new separate parallel tax system referred to as the Alternative Minimum Tax (AMT) system. AMT is based on a flat rate applied to a broader tax base. It is calculated separately from the regular federal income tax and the higher of the two taxes is paid. The excess of the AMT over regular tax is a tax credit, which can be carried forward indefinitely to reduce regular tax liabilities of future years. In 2000, 1999, 1998, AMT exceeded regular tax by $19,854, $27,338, and $156,820, respectively. At December 31, 2000, the
     AMT tax credit available to reduce future regular tax totaled $262,528.

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

                                                      2000            1999
                                                     -------        -------
       Deferred tax assets:
       Unearned revenue, due to deferral of
         "front-end" fee                          $ 1,939,023      $ 1,950,587
       Policy liabilities and accruals,
          principally due to adjustments
          to reserves for tax purposes              2,003,251        1,804,230
       Deferred policy acquisition costs
         related to unrealized appreciation
         (depreciation)                               137,601         (126,830)

       Alternative minimum tax credit
          carry forwards                              262,528          235,190
                                                 ------------      -----------
       Total gross deferred tax assets              4,342,403        3,863,177
       Less valuation allowance                      (262,528)        (235,190)
                                                 ------------      -----------
       Net deferred tax assets                      4,079,875        3,627,987
                                                 ------------      -----------
       Deferred tax liabilities:
       Deferred policy acquisition costs           (4,565,655)      (3,908,348)
       Other                                          (22,576)        (252,011)
       Unrealized (appreciation)
       depreciation of securities                       7,751          257,822
                                                 ------------      -----------
       Total gross deferred tax liabilities        (4,580,480)      (3,902,537)
                                                 ------------      -----------
       Net deferred tax (liability)               $  (500,605)     $  (274,550)
                                                  ===========      ===========

     The net change in the total valuation allowance for the years ended December 31, 2000 and 1998 was an increase of $27,338 and $11,100, respectively. The net change in the total valuation allowance for the year ended December 31, 1999 was a decrease of $17,590.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


10.  Income taxes, continued
     -----------------------
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2000.

11.  Related party transactions
     --------------------------
     The Company's general agent, Insuradyne Corporation, is a wholly-owned subsidiary of Security National Financial Corporation. The balances due to an affiliated insurance agency reflected in the accompanying balance sheets principally represent earned commission due to Insuradyne. The Company incurred commission expense to Insuradyne aggregating $180,941, $175,409 and $252,955, in 2000, 1999, and 1998, respectively. These amounts are included as components of acquisition costs deferred and related amortization. Insuradyne incurred insurance-related expenses aggregating $1,147, $495, and $33,374 in 2000, 1999, 1998, respectively.

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

     On December 28, 1998 the Company entered into a Loan Funding and Fee Agreement and Agency Agreement (the "Agreement") with Security National Mortgage Company ("SNMC"), a subsidiary of Security National. Under the terms of the Agreement, SNMC assigns their interest in residential mortgage loans that have been pre-sold to third party investors to the Company. The Company purchases these loans and holds them as short-term investments until it receives the proceeds from the third party investors. The Company receives interest income from SNMC based upon how long the loans were outstanding. At December 31, 2000 and 1999 the Company had outstanding loan purchases of $7,814,813 and $8,595,093, respectively. Included in investment income is $732,691 and $457,861 for the years ended December 31, 2000 and 1999, respectively.

     The Company received for the years ended December 31, 2000 and 1999, $182,248 and $219,684 respectively, as rental income from Security National for a lease of office space in the Company's building under the terms of the Administrative Services Agreement.

     The Company received for the years ended December 31, 2000 and 1999, $123,393 and $230,639 respectively, in interest income from Security National for short-term loans of which none were outstanding as of December 31, 2000 and 1999.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


12.  Earnings per share
     ------------------
     The following table sets forth the computation of basic and diluted earnings per share:

                                        2000            1999           1998
                                       -------        -------        -------
      Numerator for basic and
        diluted Earnings per share:
          Net income (loss)        $   160,260   $   631,958      $(383,733)
      Denominator:
          Denominator for basic
            earnings per share
            weighted average shares  1,907,989     1,907,989      1,907,989

          Effective dilutive securities:
            Agent stock options          --            --              --

      Dilutive potential common shares   --            --              --
      Denominator for diluted
          earnings per share weighted
          average shares and assumed
            conversions              1,907,989     1,907,989      1,907,989
      Basic earnings per share           $0.08          $.33         $(0.20)
      Diluted earnings per share         $0.08          $.33         $(0.20)

13.  Agents' incentive stock bonus plan
     ----------------------------------
     The Company has an incentive bonus plan for agents that was adopted January 1, 1995 by the Company's Board of Directors and effective through December 31, 2001. Agents that qualify under the plan have the option to purchase shares of common stock. The number of shares of common stock is determined on the date of the award as the number of whole shares equal to the award based on the applicable stock price on December 31 of the year the agent has qualified for the bonus. For each share of common stock purchased by the agent, the Company will concurrently award an equivalent number of shares to the agent. Awards were granted in 1999 under this plan. The Company incurred expenses of approximately $5,010 relating to the Company's matching number of shares. There were no awards granted in 2000. If the agent does not purchase the shares within the designated period, then the agent forfeits their rights to purchase the shares of common stock as well as the matching number of shares to be contributed by the Company.

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


14.   Disclosures about fair value of financial instruments, continued

     The following table presents the carrying amounts and estimated fair values of financial instruments held at December 31, 2000 and 1999. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                 2000                             1999
                                         ----------------------         ------------------------
                                         Carrying     Estimated         Carrying      Estimated
                                          amount      fair value         amount      fair value
                                         --------     ----------        ---------    -----------

       Financial assets:
       Fixed maturities
          held-to-maturity
          (see note 3)                 $5,374,204     $5,273,032      $ 3,978,871   $ 3,985,336
       Fixed maturities
          available-for-
          sale (see note 3)            23,367,483     23,367,483       23,951,111    23,951,111
       Equity securities
          available-for-sale              358,932        358,932          378,440       378,440
       Mortgage loans                   2,298,163      2,298,163        1,497,688     1,497,688
       Policy and student loans         8,220,736      8,220,736        8,328,847     8,328,847
       Short-term investments           7,814,813      7,814,813        8,595,093     8,595,093
       Cash and cash equivalents        2,513,668      2,513,668        4,013,401     4,013,401

       Financial liabilities:
       Policy liabilities-
          policyholders'
          account balances            $48,722,138    $45,680,048      $50,377,101   $46,586,173

15.   Legal proceedings

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

                                                                                                                     Schedule I
                                                        SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                            Summary of Investments Other Than Investments in Related Parties
                                                                      December 31, 2000

                                                            Number of
                                                            shares or                                                Amount at
                                                         units-principal                                            which shown
                                                           amounts of                              Fair                in the
Type of investment                                       bonds or notes          Cost              value           balance sheet

Fixed maturities held-for-investment:
  U.S. Government and government
     agencies and authorities                                2,000,000       $ 2,001,985       $ 2,015,312      $ 2,001,985
  Public utilities                                               --                --                --               --
  Industrial and miscellaneous                               2,730,380         2,684,573         2,569,537        2,684,573
  Special revenue and special assessment
     of agencies and authorities of
     governments and political subdivisions                    686,200           687,646           688,183          687,646
                                                            ----------       -----------      ------------      -----------
  Total fixed maturities held for investment                 5,416,580         5,374,204         5,273,032        5,374,204
                                                            ----------       -----------      ------------      -----------
Fixed maturities available-for-sale:
  U.S. Government and government
     agencies and authorities                                3,350,000         3,367,086         3,411,441        3,411,441
  Public utilities                                             655,000           680,708           687,750          687,750
  Industrial and miscellaneous                              18,860,000        19,306,728        19,203,385       19,203,385
  Special revenue and special assessment
     of agencies and authorities of
     governments and political subdivisions                     64,816            64,836            64,907           64,907
                                                           -----------       -----------      ------------      -----------
  Total fixed maturities available for sale                 22,929,816        23,419,358        23,367,483       23,367,483
                                                           -----------       -----------       -----------      -----------
                                                            28,346,396        28,793,562       $28,640,515      $28,741,687
                                                           -----------       -----------      ------------      -----------
Equity securities:
  Common, including investments
     in mutual fund                                             49,067           327,674       $   358,932          358,932
                                                           ===========                         ===========
Mortgage loans                                                                 2,298,163                          2,298,163

Policy loans                                                                   8,159,160                          8,159,160

Student loans                                                                     61,576                             61,576

Short-term investments                                                         7,814,813                          7,814,813
                                                                             -----------                        -----------
  Total investments                                                          $47,454,948                        $47,434,331
                                                                             ===========                        ===========
See accompanying auditors' report.

                                                                                               Schedule III
                                                 SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                                    Supplementary Insurance Information

                                                       December 31, 2000, 1999, 1998


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

2000 Life
  and
  annuities $13,211,413  2,965,940    48,722,138  4,948,989  580,196   6,698,869   3,959,061   5,109,411    1,797,320   3,552,834
            ===========  =========    =========== =========  =======   =========   =========   =========    =========   =========
1999 Life
  and
  annuities $12,874,219  1,648,976    50,377,101  5,323,954  540,407   6,901,546   3,909,373   4,453,564    3,029,223   3,261,134
            ===========  =========    ==========  =========  =======   =========   =========   =========    =========   =========
1998 Life
  and
  annuities $13,583,956  1,727,300    52,520,300  6,023,399  540,789   7,228,227   3,587,147   4,346,820    3,484,689   4,134,686
            ===========  =========    ==========  =========  =======   =========   =========   =========    =========   =========







See accompanying auditors' report.

                                                                                                 Schedule IV
                                                 SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                                                Reinsurance

                                                       December 31, 2000, 1999, 1998


                                                                                                                      Percentage
                                                                   Ceded to           Assumed                          of amount
                                                                    other            from other                        assumed
                                             Direct amount         companies          companies        Net amount      to net

December 31, 2000:
  Life insurance in force                     $811,233,000       210,365,000        558,575,000     1,159,443,000       48%
                                              ============       ===========        ===========     =============       ===
  Premiums:
    Life insurance                            $  6,641,835           668,323            557,352         6,530,864        9%
    Accident & health insurance                    194,323            26,318             --               168,005        --
                                              ------------       -----------        -----------     -------------       ---
  Total Premiums                              $  6,836,158           694,641            557,352         6,698,869        8%
                                              ============       ===========        ===========     =============       ===
December 31, 1999:
  Life insurance in force                     $896,846,000       250,691,000        558,571,000     1,204,726,000       46%
                                              ============       ===========        ===========     =============       ===
  Premiums:
    Life insurance                            $  7,126,938           984,550            537,797         6,680,185        8%
    Accident & health insurance                    236,536            15,175              --              221,361        --
                                              ------------       -----------        -----------     -------------       ---
  Total Premiums                              $  7,363,474           999,725            537,797         6,901,546        8%
                                              ============       ===========        ===========     =============       ===
December 31, 1998:
  Life insurance in force                     $919,014,000       297,913,000        548,515,000     1,169,616,000       47%
                                              ============       ===========        ===========     =============       ===
  Premiums:
    Life insurance                            $  7,366,153           863,436            566,628         7,069,345        8%
    Accident & health insurance                    158,882             --                 --              158,882        --
                                              ------------       -----------         -----------    -------------       ---
  Total Premiums                              $  7,525,035           863,436            566,628         7,228,227        8%
                                              ============       ===========        ===========     =============       ===

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

                                    PART III

Item 10.  Directors and executive officers of the Company.
---------------------------------------------------------

The Company's Board of Directors consists of eight persons, four of whom are not employees of the Company. There is no family relationship between or among any of the directors, except that Scott M. Quist and G. Robert Quist are the sons of George R. Quist. The following table sets forth certain information with respect to the directors and executive officers of the Company.

                               Director
Name                Age         Since          Position(s) with the Company
------------       -----    --------------   --------------------------------
George R. Quist      80     December 1998    Chairman of the Board, President
                                             and Chief Executive Officer

William C. Sargent  72      December 1998    Senior Vice President, Secretary
                                             and Director

Scott M. Quist      47      December 1998    First Vice President, General
                                             Counsel, Treasurer and Director

Charles L.
   Crittenden       81      December 1998    Director

H. Craig Moody      47      December 1998    Director

Norman G. Wilbur    62      December 1998    Director

Robert G. Hunter    41      December 1998    Director

G. Robert Quist     49      April 1999       Director

Committees of the Board of Directors include an executive committee, on which George Quist, Scott Quist, Sargent and Moody serve; an audit committee, on which Crittenden, Moody, and Wilbur serve; and a compensation committee, on which Crittenden, Wilbur and George Quist serve.

The following is a description of the business experience of each of the directors.

George R. Quist, age 80, has been Chairman of the Board, President and Chief Executive Officer of the Company since December 1998. Mr. Quist is also Chairman of the Board, President and Chief Executive Officer of Security National Financial Corporation and has served in this position since October 1979. From 1960 to 1964, he was Executive Vice President and Treasurer of Pacific Guardian Life Insurance Company. From 1946 to 1960, he was an agent, District Manager and Associate General Agent for various insurance companies. Mr. Quist also served from 1981 to 1982 as the President of The National Association of Life Companies, a trade association of 642 life insurance companies, and from 1982 to 1983 as its Chairman of the Board.

William C. Sargent, age 72, has been Senior Vice President, Secretary and a director since December 1998. Mr. Sargent is also Senior Vice President, Secretary and a Director of Security National Financial Corporation and has served in this position since February 1980. Prior to 1980, he was employed by Security National as a salesman and agency superintendent.

Scott M. Quist, age 47, has been General Counsel, First Vice President, Treasurer and a director since December 1998. Mr. Quist is also First Vice President, General Counsel, Treasurer and a Director of Security National Financial Corporation and has served in this position since May 1986. From 1980 to 1982, Mr. Quist was a tax specialist with Peat, Marwick, Mitchell, & Co., in Dallas, Texas. From 1986 to 1991, he was a treasurer and director of The National Association of Life Companies, a trade association of 642 insurance companies until its merger with the American Council of Life Companies. Mr. Quist has been a member of the Board of Governors of the Forum 500 Section (representing small insurance companies) of the American Council of Life Insurance. Mr. Quist has also served as regional director of Key Bank of Utah since November 1993. Mr. Quist is currently a director and immediated past president of the National Alliance of Life Companies, a trade association of over 200 life companies.

Charles L. Crittenden, age 81, has been a director of the Company since December 1998. Mr. Crittenden is also a Director of Security National Financial Corporation and has served in this position since October 1979. Mr. Crittenden has been sole stockholder of Crittenden Paint & Glass Company since 1958. He is also an owner of Crittenden Enterprises, a real estate development company and Chairman of the Board of Linco, Inc.

H. Craig Moody, age 47, has been a director of the Company since December 1998. Mr. Moody is also a Director of Security National Financial Corporation and has served in this position since September 1995. Mr. Moody is owner of Moody & Associates, a political consulting and real estate company. He is a former Speaker and House Majority Leader of the House of Representatives of the State of Utah.

Norman G. Wilbur, age 62, has been a director of the Company since December 1998. Mr. Wilbur is also a Director of Security National Financial Corporation and has served in this position since October 1998. Mr Wilbur worked for J.C. Penny's regional offices in budget and analysis. His final position was Manager of Planning and Reporting for J.C. Penney's stores. After 36 years with J.C. Penny's, he took an option of an early retirement in 1997. Mr. Wilbur is a past board member of a homeless organization in Plano, Texas.

Robert G. Hunter, M.D., age 41, has been a director of the Company since December 1998. Dr. Hunter is also a Director of Security National Financial Corporation and has served in this position since October 1998. Dr. Hunter is currently a practicing physician in private practice. Dr. Hunter created the State Wide E.N.T. Organization (Rocky Mountain E.N.T., Inc.) where he is currently a member of the Executive Committee. He is Chairman of Surgery at Cottonwood Hospital, a delegate to the Utah Medical Association and a delegate representing Utah to the American Medical Association, and a member of several medical advisory boards.

G. Robert Quist, age 49, has been a director of the Company since April 1999. Mr. Quist has served as President of Big Willow Water Company from 1987 to the present time. He has served on the Board of Directors of Associated Investors Company of Hawaii, has served on the Board of Directors and is Secretary/Treasurer of the Utah Cemetery Association.

Executive Officers
------------------
The following table sets forth certain information with respect to the executive officers of the Company (the business biographies set forth above):

Name                    Age               Title
------                 -----         ---------------
George R. Quist (1)     80  Chairman of the Board, President and
                            Chief Executive Officer

William C. Sargent      72  Senior Vice President and Secretary

Scott M. Quist (1)      47  First Vice President, General Counsel and Treasurer

(1) George R. Quist is the father of Scott M. Quist.

The Board of Directors of the Company has a written procedure which requires disclosure to the Board of any material interest or any affiliation on the part of any of its officers, directors or employees which is in conflict or may be in conflict with the interests of the Company.

No director, officer or 5% stockholder of the Company or its subsidiaries, or any affiliate thereof has had any transactions with the Company or its subsidiaries during 2000 or 1999.

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

Item 11.  Executive compensation.
---------------------------------
(a) Summary compensation. The following summary compensation table is provided with respect to the Company's Chief Executive Officer and its Executive Vice President, who constitute all of the executive officers of the Company whose total annual salary and bonus exceed $100,000:


                                       SUMMARY COMPENSATION TABLE

                                                                  Long Term Compensation

                                Annual Compensation         Awards        Awards    Payouts

   (a)             (b)      (c)        (d)       (e)        (f)           (g)      (h)        (i)
                                                Other   Restricted    Securities          All other
Name and                                       Annual      Stock      Underlying  LTIP      Compen-
Principal                                   Compensation  Awards       Options/  Payouts    sation
Position          Year   Salary($)  Bonus($)     ($)        ($)         SARs(#)    ($)         $
---------------------------------------------------------------------------------------------------
President
and Chief
Executive
Officer

George R. Quist(5)  2000   $0          $0       $0          $0            N/A      N/A         N/A

George R. Quist(5)  1999   $0          $0       $0           $0           N/A      N/A         N/A

George Pihakis      1998   $244,800    $0       $13,625(2)   $0           N/A      N/A   $1,050,000 (3)

George R. Quist(1)  1998   $0          $0       $0           $0           N/A      N/A         N/A

Executive Vice
President

David C. Thompson(5)1999   $0          $0       $0           $0           N/A      N/A         N/A

David C. Thompson   1998   $121,275    $0       $13,313(4)   $0           N/A      N/A         N/A

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

(c) Director's fees and other fees. Directors of the Company prior to December 17, 1998 received a director's fee of $6,600 per year for serving as director of the Company. Each director of the Company also received the sum of $275 for each committee meeting attended, if such committee meeting is not in conjunction with a meeting of the Company's Board of Directors held at the same time and place. New directors elected in December 1998 did not receive any compensation in 1998, 1999 or 2000.

-------------------------------------------


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

Item 12.  Security ownership of certain beneficial owners and management.
------------------------------------------------------------------------

The following table sets forth, as of December 31, 2000, information with respect to the only persons known by the Company to be the beneficial owner of more than 5% of the Company's outstanding voting securities:

                                                       Number of Shares
  Title                                                 and Nature of
   of             Name and Address of                    Beneficial     Percent
  Class            Beneficial Owner                       Ownership    of Class
--------    -------------------------------------      ------------   ---------
 Common     SSLIC Holding Company Inc., formerly
 Shares     Consolidare Enterprises, Inc.                1,095,496       57.4%
            c/o Security National Life Ins. Co.            Direct
            5300 S 360 W, Suite 200
            Salt Lake City, UT 84123

 Common     Security National Life Insurance Company      267,770        14.0%
 Shares     5300 South 360 West, Suite 200                 Direct
            Salt Lake City, Utah 84123

Item 13.  Certain relationships and related transactions.
--------------------------------------------------------

Insuradyne Corporation, a wholly-owned subsidiary of Security National Financial Corporation, serves as general agent for the Company, pursuant to a general agency agreement, which is terminable by either party with 30 days notice. In such capacity, Insuradyne receives a commission on the first year commissionable premium on certain of the Company's policies as well as a small renewal commission on certain other policies. In accordance with the Florida Insurance Code, a copy of the Company's General Agency Agreement with Insuradyne Corporation was filed with and approved by the Florida Department of Insurance. Management of the Company believes that the terms of its General Agency Agreement with Insuradyne are as favorable to the Company as terms which could be obtained from independent third parties. During 2000 and 1999, gross commissions in the amount of $180,941 and $175,409 respectively, were earned by Insuradyne Corporation. At December 31, 2000, the Company owes $65,103 to Insuradyne as a result of commissions earned by Insuradyne but for which Insuradyne has not yet requested payment.

No director or officer of the Company or any associates of any director or officer of the Company was indebted to the Company at December 31, 2000.

The Company continues to be indebted to its parent, Security National Life Insurance Company, (SNLIC) in the amount of $1,000,000, pursuant to a promissory note dated December 1988, which bears interest at the annual rate of interest equal to the prime rate (as hereinafter defined) plus 2%, with such interest rate not to be less than 9% nor in excess of 11%. For purposes of this promissory note, prime rate is defined to mean the prime rate as announced by Compass Bank, Birmingham, Alabama, from time to time, as its prime rate (which interest rate is only a bench mark, is purely discretionary and is not necessarily the best or lowest rate charged borrowing customers). This promissory note is due on demand and is payable out of capital surplus in excess of $1,900,000, pursuant to Florida Statutes 628.401 (1990). Interest and principal can only be repaid upon the express written approval of the Florida Department of Insurance.

--------------------------------------------------------------------

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

The Administrative Services Agreement shall remain in effect for an initial term expiring on December 16, 2003. However, the term of the agreement may be automatically extended for an additional one-year term unless either the Company or SNFC shall deliver a written notice on or before September 30 of any year stating to the other its desire not to extend the term of the agreement. SSLIC Holding Company, a wholly owned subsidiary of SNLIC, and owns 71.5% of the outstanding shares of common stock of the Company. SNLIC is a wholly owned subsidiary of SNFC. In addition, George R. Quist, the Company's President and Chef Executive Officer is the President and Chief Executive Officer of SNFC; Scott M. Quist, the Company's First Vice President, General Counsel and Treasurer is the First Vice President, General Counsel and Treasurer of SNFC; and William C. Sargent, the Company's Senior Vice President and Secretary is the Senior Vice President and Secretary of SNFC. Finally, the directors of the Company also serve as the directors of SNFC. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

On December 28, 1998 the Company entered into a Loan Funding and Fee Agreement and Agency Agreement (the "Agreement") with Security National Mortgage Company ("SNMC"), a subsidiary of SNFC. Under the terms of the Agreement SNMC assigns their interest in residential mortgage loans that have been pre-sold to third party investors to the Company. The Company purchases these loans and holds them as short-term investments until it receives the proceeds from the third-party investors. The Company receives fee income from SNMC based upon how long the loans were outstanding. At December 31, 2000 and 1999 the Company had outstanding loan purchases of $7,814,813 and $8,595,093 respectively. Included in investment income is $732,691 and $457,861 for the years ended December 31, 2000 and 1999, respectively.

The Company received for the years ended December 31, 2000 and 1999, $182,248 and $219,684 respectively as rental income from SNFC for a lease of office space in the Company's building under the terms of the Administrative Services Agreement.

The Company received for the year ended December 31, 2000 and 1999, $123,393 and $230,639 respectively in interest income from SNFC for short-term loans of which none were outstanding as of December 31, 2000.

                                     PART IV


Item 14.  Financial statements, exhibits filed and reports on Form 10-K.
-----------------------------------------------------------------------
                                                                 Page Number
       (a)    1.     See item 8

              2.     Supplemental Schedules

                     Required Financial Data - for the years
                     ended December 31, 2000, 1999 and 1998 -
                     included in Part II, Item 8:

                     Schedule I - Summary of Investments -
                     Other than Investments in Related
                     Parties.................................. . . . .40

                     Schedule III - Supplementary Insurance
                     Information.............................. . . . .41

                     Schedule IV - Reinsurance................ . . . .42

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

          10.F Loan Funding and Fee  Agreement  between the Company and Security
               National Mortgage Company dated December 28, 1998, from Annual Report on Form 10-K for fiscal year ended December 31, 1999.

          11.  Statement Re Computation of Net Income per common share

b)      Reports on Form 8-K

        None

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN SECURITY LIFE INSURANCE COMPANY


Dated: April 12, 2001                     By:   George R. Quist
                                                George R. Quist
                                                Chairman of the Board,
                                                President and Chief
                                                Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated:



Signature                Title                                 Date
George R. Quist          Chairman of the                       April 12, 2001
                         Board, President and
                         Chief Executive Officer
                         (Principal Executive
                          Officer)

Scott M. Quist           First Vice President,                 April 12, 2001
                         General Counsel,
                         Treasurer and Director
                         (Principal Financial and
                          Accounting Officer)

William C. Sargent        Senior Vice President,                April 12, 2001
                          Secretary and Director

Charles L. Crittenden     Director                              April 12, 2001

Robert G. Hunter          Director                              April 12, 2001

H. Craig Moody            Director                              April 12, 2001

G. Robert Quist           Director                              April 12, 2001

Norman G. Wilbur          Director                              April 12, 2001

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                   EXHIBIT 11

                            COMPUTATION OF NET INCOME

                                PER COMMON SHARE



                                    2000              1999            1998
Weighted Average
Shares Outstanding              1,907,989         1,907,989     1,907,989
Net Income (Loss)                $160,260          $631,958     $(383,733)
Per Share Amount                     $.08              $.33         $(.20)