Form 10-Q
period 2001-03-31
SOUTHERN SECURITY LIFE INSURANCE CO
filed 2001-05-15
CIK 109747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended March 31, 2001           Commission File Number: 2-35669
--------------------------------           -------------------------------




                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            Exact Name of Registrant.




           FLORIDA                                   59-1231733
-------------------------------               -------------------------
(State or other jurisdiction of               IRS Identification Number
incorporation or organization)




755 Rinehart Road, Lake Mary, Florida                     32746
-------------------------------------                   ----------
(Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including Area Code       (407) 321-7113
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

                                    YES  XX         NO
                                        ----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $1.00 par value                  1,907,989
-------------------------------------          -------------------------------
         Title of Class                        Number of Shares Outstanding as
                                                    of March 31, 2001

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                    FORM 10Q

                          QUARTER ENDED March 31, 2001

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



Item 1 Financial Statements                                        Page No.
------                                                            --------

           Statement of Income - Three Months ended
           March 31, 2001 and 2000 (unaudited)........................3

           Balance Sheet - March 31, 2001 (unaudited)
           and December 31, 2000......................................4-5

           Statement of Cash Flows - Three months ended March 31,
           2001 and 2000 (unaudited)..................................6

           Notes to Condensed Financial Statements....................7


Item 2

           Management's Discussion and Analysis....................... 7-9

Item 3

           Quantitative and Qualitative Disclosure of Market Risk......9


                           PART II - OTHER INFORMATION


           Other Information............................................10-11

           Signature Page...............................................12

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                               Statement of Income
                                   (Unaudited)


                                                Three Months Ended March 31,
                                           2001                       2000
                                       (Unaudited)                (Unaudited)
                                       -----------                -----------
Revenues:
-----------
Net insurance revenues                 $1,854,427                $1,728,054
Net investment income                     918,217                   979,315
                                      -----------               -----------
                                        2,772,644                 2,707,369
                                      -----------               -----------


Benefits, claims and expenses:
----------=------------------
Benefits and claims                     1,183,971                1,177,248
Amortization of deferred policy
   acquisition costs                      753,140                  649,207
Operating expenses                        872,817                  820,896
                                      -----------              -----------
                                        2,809,928                2,647,351
                                      -----------              -----------

Income (loss) before income taxes         (37,284)                  60,018
Income tax expense (benefit)               (7,500)                  11,100
                                      -----------              -----------

      Net income (loss)                  $(29,784)                 $48,918
                                      ===========              ===========

Basic and diluted net income
   (loss) per share of common stock        $(0.02)                  $0.03
                                      ===========             ===========

Weighted average outstanding
   common shares                        1,907,989               1,907,989
                                      ===========             ===========














See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                  BALANCE SHEET




                                               March 31, 200   December 31,
                                                 (Unaudited)      2000
                                              --------------    -----------

Assets:
Investments:
   Fixed maturities held-to-maturity            $4,821,146       $5,374,204
   Securities available-for-sale,
     at fair value:
     Fixed maturities                           23,922,210       23,367,483
     Equity securities                             396,323          358,932
   Mortgage loans                                2,290,135        2,298,163
   Policy and student loans                      8,281,507        8,220,736
   Short-term investments                        9,864,314        7,814,813
                                               -----------      -----------
                                                49,575,635       47,434,331

Cash and cash equivalents                          417,886        2,513,668
Accrued investment income                          810,504          610,474
Deferred policy acquisition costs               13,050,456       13,211,413
Policyholders' account balances on
   deposit with reinsurer                        7,401,986        7,434,750
Reinsurance receivable                             330,291          324,793
Receivables:
   Agent balances                                1,207,307        1,208,378
   Other                                           424,600          279,567
Property and equipment, net, at cost             2,530,075        2,542,384
Investment in affiliate at cost                  1,566,173        1,566,173
                                               -----------      -----------

   Total assets                                $77,314,913      $77,125,931
                                               ===========      ===========



























See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            BALANCE SHEET (Continued)




                                                 March 31, 2001  December 31,
                                                  (Unaudited)        2000
                                                 --------------  -----------

Liabilities and Shareholders' Equity:
Liabilities:
   Policy liabilities and accruals               $2,875,230       $2,965,940
  Future policy benefits:
     Policyholders' account balances             48,460,466       48,722,138
     Unearned revenue                             4,756,671        4,948,989
     Other policy claims and benefits
       payable                                      780,510          580,196
   Other policyholders' funds, dividend
     and endowment accumulations                     71,747           72,890
   Funds held related to reinsurance
      treaties                                    1,410,670        1,417,216
   Note payable to related party                  1,000,000        1,000,000
   Due to affiliated companies                      132,438          151,689
   General expenses accrued                         113,004          157,944
   Unearned investment income                       367,315          323,830
   Other liabilities                                  1,815           28,488
   Income taxes                                     760,143          558,076
                                                -----------     ------------

      Total liabilities                          60,730,009       60,927,396
                                               ------------     ------------

Shareholders' equity:
   Common stock, $1 par, authorized
     3,000,000 shares; issued and out-
     standing, 1,907,989 shares                   1,907,989        1,907,989
   Capital in excess of par                       4,011,519        4,011,519
   Accumulated other comprehensive
      income (loss)                                 340,525          (75,628)
   Retained earnings                             10,324,871       10,354,655
                                               ------------     ------------

      Total shareholders' equity                 16,584,904       16,198,535
Commitments and contingencies                         --               --
                                               ------------     ------------

      Total liabilities and
         shareholders' equity                   $77,314,913      $77,125,931
                                               ============     ============



















See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                 Three Months Ended March 31,
                                                    2001             2000
                                                       ----             ----

Net cash provided by operating activities           $80,558         $617,374

Cash flows (used in) provided by
   investing activities:
   Purchase of investments
      held-to-maturity                                   --       (2,606,749)
   Purchase of investments equity
      securities                                         --         (815,121)
   Proceeds from maturity of
      held-to-maturity securities                   552,877          554,007
   Proceeds from maturity of available
      for-sale securities                             6,250        1,008,940
   Purchase of mortgage loans                            --         (825,000)
   Mortgage loan repayments                           8,028            5,212
   Net change in short-term investments          (2,049,501)       1,282,044
   Net change in policy and student loans           (60,771)          24,724
   Acquisition of property and equipment            (15,576)              --
                                                -----------      -----------

Net cash (used in) provided by
   investing activities                          (1,558,693)      (1,371,943)

Cash flow used in financing activities:
   Receipts from universal life and
      certain annuity policies credited
      to policyholder account balances            1,321,065        1,521,693

   Return of policyholder balances
      on universal life and certain
      annuity policies                           (1,938,712)      (2,188,709)
                                                -----------      -----------

Net cash used in financing activities              (617,647)        (667,016)

(Decrease) increase in cash and
   cash equivalents                              (2,095,782)      (1,421,585)

Cash and cash equivalents at beginning
   of period                                      2,513,668        4,013,401
                                                -----------      -----------

Cash and cash equivalents at
   end of period                                   $417,886       $2,591,816
                                                ===========      ===========













See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                     Notes to Condensed Financial Statements
                                 March 31, 2001
                                   (Unaudited)


1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. All adjustments and accruals considered necessary for fair presentation of financial information have been included in the opinion of management, and are of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results. These statements should be read in conjunction with the financial statements and the notes thereto included in the Southern Security Life Insurance Company 1999 Annual Report on Form 10- K for the fiscal year ended December 31, 2000 (file number 2-35669).

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

2. Comprehensive Income

For the three months ended March 31, 2001 and 2000, total  comprehensive  income
(loss) was $386,369 and $(8,137), respectively.

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

Results of Operations

First Quarter of 2001 Compared to First Quarter of 2000

Total revenues increased by $66,000, or 2.5%, to $2,773,000 for the three months ended March 31, 2001, from $2,707,000 for the three months ended March 31, 2000. Contributing to this increase was a $126,000 increase in net insurance revenues.

Net insurance revenues increased by $126,000 or 7.3%, to $1,854,000 for the three months ended March 31, 2001, from $1,728,000 for the three months ended March 31, 2000. This increase was primarily the result of additional premiums from increased sales of final expense products.

Net investment income decreased by $61,000, or 6.2%, to $918,000 for the three months ended March 31, 2001, from $979,000 for the three months ended March 31, 2000. This decrease was due to a reduction in policy loan interest income.

Benefits and claims increased by $7,000, or .6%, to $1,184,000 for the three months ended March 31, 2001, from $1,177,000 for the comparable period in 2000. This increase was primarily due to an increase in interest crediting for universal life policyholder account balances.

The amortization of deferred policy acquisition costs increased by $104,000, or 16.0%, to $753,000 for the three months ended March 31, 2001, from $649,000 for the comparable period in 2000. This increase was in line with actuarial assumptions.

Operating expenses increased by $52,000, or 6.3%, to $873,000 for the three months ended March 31, 2001, from $821,000 for the same period in 2000. This increase was primarily the result of additional marketing expenses.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing life insurance companies. Bonds owned by the Company amounted to $28,743,000 as of March 31, 2001, as compared to $28,742,000 as of December 31, 2000. This represents 58.0% and 60.6% of the total investments as of March 31, 2001 and December 31, 2000, respectively. Generally, all bonds owned by the Company are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At March 31, 2001, and at December 31, 2000, the Company did not have investments in bonds in rating categories three through six, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At March 31, 2001 and December 31, 2000, the Company exceeded the regulatory criteria.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2000 was 16.1% as compared to a rate of 9.1% for 1999. The 2001 lapse rate is approximately the same as 2000.

At March 31, 2001, $8,186,000 of the Company's consolidated stockholders' equity represented the statutory stockholders' equity. The Company cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

The Company has no material commitments for capital expenditures.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 2000.

                           Part II Other Information:


Item 1.        Legal Proceedings

               An action was brought against the Company in July 1999 by Dorothy Ruth Campbell in the Circuit Court of Escambia County, Alabama. The action arises out of a denial of coverage under a $10,000 insurance policy. The claims are for breach of contract, bad faith and fraudulent misrepresentation. In the action, Campbell seeks compensatory and punitive damages plus interest. The Company has filed its response to the complaint and certain discovery has taken place. The Company intends to vigorously defend the matter.

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


                                   REGISTRANT

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                   Registrant



DATED: May 15, 2001                By:     George R. Quist,
                                           ----------------
                                           Chairman of the Board,
                                           President and Chief Executive
                                           Officer (Principal Executive
                                           Officer)


DATED: May 15, 2001                By:     Scott M. Quist
                                           --------------
                                           First Vice President, General
                                           Counsel and Treasurer (Principal
                                           Financial and Accounting Officer)