Form 10-Q
period 2001-06-30
SOUTHERN SECURITY LIFE INSURANCE CO
filed 2001-08-21
CIK 109747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended June 30, 2001              Commission File Number: 2-35669
-------------------------------              -------------------------------




                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            Exact Name of Registrant.




           FLORIDA                                     59-1231733
-------------------------------                 -------------------------
(State or other jurisdiction of                 IRS Identification Number
incorporation or organization)




755 Rinehart Road, Lake Mary, Florida                      32746
-------------------------------------                   ----------
(Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including Area Code     (407) 321-7113
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

                                    YES XX NO
                                      ----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $1.00 par value                     1,907,989
-------------------------------------           -------------------------------
         Title of Class                         Number of Shares Outstanding as
                                                      of June 30, 2001

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                    FORM 10Q

                           QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



Item 1 Financial Statements                                       Page No.
------                                                           --------

           Statement of Income - Six and Three Months ended
           June 30, 2001 and 2000 (unaudited)........................3

           Balance Sheet - June 30, 2001 (unaudited)
           and December 31, 2000.....................................4-5

           Statement of Cash Flows - Six months ended June 30,
           2001 and 2000 (unaudited).................................6

           Notes to Condensed Financial Statements...................7


Item 2

           Management's Discussion and Analysis..................... 7-9

Item 3

           Quantitative and Qualitative Disclosure of Market Risk....9


                           PART II - OTHER INFORMATION


           Other Information.........................................10-11

           Signature Page............................................12




                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                               Statement of Income
                                   (Unaudited)



                                         Six Months Ended June 30,          Three Months Ended June 30,
                                          2001            2000          2001          2000
                                       (Unaudited)     (Unaudited)   (Unaudited)  (Unaudited)
                                       -----------     -----------   -----------  -----------
Revenues:
--------
Net insurance revenues                 $3,401,629     $3,385,908    $1,547,202     $1,657,854
Net investment income                   1,837,411      1,970,261       919,194        990,946
                                      -----------    -----------   -----------    -----------
                                        5,239,040      5,356,169     2,466,396      2,648,800
                                      -----------    -----------   -----------    -----------

Benefits, claims and expenses:
                                                                                  -----------
Benefits and claims                     2,308,945      2,210,136     1,124,974      1,032,888
Amortization of deferred policy
   acquisition costs                    1,299,751      1,373,955       546,611        724,748
Operating expenses                      1,805,715      1,638,589       932,898        817,693
                                      -----------    -----------   -----------    -----------
                                        5,414,411      5,222,680     2,604,483      2,575,329
                                      -----------    -----------   -----------    -----------

Income (loss) before income taxes        (175,371)       133,489      (138,087)        73,471
Income tax expense (benefit)              (35,000)        26,097       (27,500)        14,997
                                      -----------    -----------   -----------    -----------

      Net income (loss)                 $(140,371)      $107,392     $(110,587)       $58,474
                                      ===========    ===========   ===========    ===========

Basic and diluted net income
   (loss) per share of common stock        $(0.07)         $0.06        $(0.06)         $0.03
                                      ===========    ===========   ===========    ===========

Weighted average outstanding
   common shares                        1,907,989      1,907,989     1,907,989      1,907,989
                                      ===========    ===========   ===========    ===========














See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                  BALANCE SHEET




                                                    June 30, 2001  December 31,
                                                     (Unaudited)      2000
                                                   --------------  -----------

Assets:
Investments:
   Fixed maturities held-to-maturity                 $3,767,342       $5,374,204
   Securities available-for-sale,
     at fair value:
     Fixed maturities                                22,677,149       23,367,483
     Equity securities                                  442,485          358,932
   Mortgage loans                                     2,282,731        2,298,163
   Policy and student loans                           8,150,664        8,220,736
   Short-term investments                            10,863,678        7,814,813
                                                    -----------      -----------
                                                     48,184,049       47,434,331

Cash and cash equivalents                             1,950,329        2,513,668
Accrued investment income                               562,461          610,474
Deferred policy acquisition costs                    12,987,976       13,211,413
Policyholders' account balances on
   deposit with reinsurer                             7,325,828        7,434,750
Reinsurance receivable                                  389,380          324,793
Receivables:
   Agent balances                                     1,130,934        1,208,378
   Other                                                557,626          279,567
Property and equipment, net, at cost                  2,544,387        2,542,384
Investment in affiliate at cost                       1,566,173        1,566,173
                                                    -----------      -----------

   Total assets                                     $77,199,143      $77,125,931
                                                    ===========      ===========



























See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            BALANCE SHEET (Continued)




                                                   June 30, 2001   December 31,
                                                    (Unaudited)       2000
                                                  --------------   -----------

Liabilities and Shareholders' Equity:
Liabilities:
   Policy liabilities and accruals                  $3,030,957       $2,965,940
  Future policy benefits:
     Policyholders' account balances                48,051,585       48,722,138
     Unearned revenue                                4,801,196        4,948,989
     Other policy claims and benefits
       payable                                       1,041,376          580,196
   Other policyholders' funds, dividend
     and endowment accumulations                        71,747           72,890
   Funds held related to reinsurance
      treaties                                       1,391,740        1,417,216
   Note payable to related party                     1,000,000        1,000,000
   Due to affiliated companies                         193,547          151,689
   General expenses accrued                             81,652          157,944
   Unearned investment income                          367,041          323,830
   Other liabilities                                    52,818           28,488
   Income taxes                                        698,797          558,076
                                                  ------------     ------------
      Total liabilities                             60,782,456       60,927,396
                                                  ------------     ------------

Shareholders' equity:
   Common stock, $1 par, authorized
     3,000,000 shares; issued and out-
     standing, 1,907,989 shares                      1,907,989        1,907,989
   Capital in excess of par                          4,011,519        4,011,519
   Accumulated other comprehensive
      income (loss)                                    282,896          (75,628)
   Retained earnings                                10,214,283       10,354,655
                                                  ------------     ------------
      Total shareholders' equity                    16,416,687       16,198,535
Commitments and contingencies                               --               --
                                                  ------------     ------------
      Total liabilities and
         shareholders' equity                      $77,199,143      $77,125,931
                                                  ============     ============



















See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                     Six Months Ended June 30,
                                                      2001              2000
                                                      ----              ----

Net cash provided by operating activities           $1,606,085         $390,151
                                                   -----------      -----------

Cash flows (used in) provided by
   investing activities:
   Purchase of investments
      held-to-maturity                                      --       (2,606,749)
   Purchase of investments equity
      securities                                            --         (815,121)
   Proceeds from maturity of
      held-to-maturity securities                    1,607,279        1,105,557
   Proceeds from maturity of available
      for-sale securities                            1,064,816        1,214,748
   Proceeds from sale of available for
      sale equity securities                            11,270
   Purchase of mortgage loans                               --         (825,000)
   Mortgage loan repayments                             15,432           12,024
   Net change in short-term investments             (3,048,865)      (1,585,573)
   Net change in policy and student loans               70,072          (66,897)
   Acquisition of property and equipment               (64,927)         (88,488)
                                                   -----------      -----------

Net cash (used in) provided by
   investing activities                               (344,923)      (3,655,499)
                                                   -----------      -----------

Cash flow used in financing activities:
   Receipts from universal life and
      certain annuity policies credited
      to policyholder account balances               2,567,825        3,036,706

   Return of policyholder balances
      on universal life and certain
      annuity policies                              (4,392,326)      (3,495,993)
                                                   -----------      -----------

Net cash used in financing activities               (1,824,501)        (459,287)
                                                   -----------      -----------
(Decrease) increase in cash and
   cash equivalents                                   (563,339)      (3,724,635)

Cash and cash equivalents at beginning
   of period                                         2,513,668        4,013,401
                                                   -----------      -----------
Cash and cash equivalents at
   end of period                                    $1,950,329         $288,766
                                                   ===========      ===========













See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                     Notes to Condensed Financial Statements
                                  June 30, 2001
                                   (Unaudited)


1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. All adjustments and accruals considered necessary for fair presentation of financial information have been included in the opinion of management, and are of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results. These statements should be read in conjunction with the financial statements and the notes thereto included in the Southern Security Life Insurance Company 2000 Annual Report on Form 10- K for the fiscal year ended December 31, 2000 (file number 2-35669).

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

2. Comprehensive Income

For the six months  ended June 30,  2001 and 2000,  total  comprehensive  income
(loss) was $218,153 and $12,540, respectively.

For the three months ended June 30, 2001 and 2000,  total  comprehensive  income
(loss) was $(168,216) and $20,677, respectively.

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

An additional source of income to the Company is investment income. The Company invests those funds deposited by policyholders of life and annuity products in debt and equity securities, mortgage loans and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing life insurance companies, in order to earn interest and dividend income, a portion of which is credited back to the policyholders. Interest rates and maturities of the Company's investment portfolio play an important part in determining the interest rates credited to policyholders.

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

Results of Operations

Six Months Ended June 30, 2001 compared to Six Months Ended June 30, 2000

Total revenues decreased by $117,000, or 2.2%, to $5,239,000 for the six months ended June 30, 2001, from $5,356,000 for the six months ended June 30, 2000. Contributing to this decrease was a $133,000 decrease in net investment income.

Net insurance revenues increased by $16,000 or .5%, to $3,402,000 for the six months ended June 30, 2001, from $3,386,000 for the six months ended June 30, 2000. This increase was primarily the result of additional premiums from increased sales of final expense products.

Net investment income decreased by $133,000, or 6.7%, to $1,837,000 for the six months ended June 30, 2001, from $1,970,000 for the six months ended June 30, 2000. This decrease was due to a reduction in policy loan interest income, and lower interest rates on short-term investments.

Benefits and claims increased by $99,000, or 4.5%, to $2,309,000 for the six months ended June 30, 2001, from $2,210,000 for the comparable period in 2000. This increase was primarily due to an increase in death claims and traditional life reserves.

The amortization of deferred policy acquisition costs decreased by $74,000, or 5.4%, to $1,300,000 for the six months ended June 30, 2001, from $1,374,000 for the comparable period in 2000. This decrease was in line with actuarial assumptions.

Operating expenses increased by $167,000, or 10.2%, to $1,806,000 for the six months ended June 30, 2001, from $1,639,000 for the same period in 2000. This increase was primarily the result of additional administration costs required under the Services and Administration Agreement with Security National Financial Corporation and bank service fees and the deferral of fewer expenses.

Second Quarter of 2001 Compared to Second Quarter of 2000

Total revenues decreased by $182,000, or 6.9%, to $2,467,000 for the three months ended June 30, 2001, from $2,649,000 for the three months ended June 30, 2000. Contributing to this decrease was a $72,000 decrease in net investment income and an $111,000 decrease in net insurance revenues.

Net insurance revenues decreased by $111,000 or 6.7%, to $1,547,000 for the three months ended June 30, 2001, from $1,658,000 for the three months ended June 30, 2000. This decrease was primarily due to the adjustment of the amortization rate of unearned revenue to the Company's current actuarial assumptions.

Net investment income decreased by $72,000, or 7.2%, to $919,000 for the three months ended June 30, 2001, from $991,000 for the three months ended June 30, 2000. This decrease was primarily the result of lower interest rates on short-term investments.

Benefits and claims increased by $92,000, or 8.9% to $1,125,000 for the three months ended June 30, 2001, from $1,033,000 for the comparable period in 2000. This increase was primarily due to an increase in traditional life reserves.

The amortization of deferred policy acquisition costs decreased by $178,000, or 24.6%, to $547,000 for the three months ended June 30, 2001, from $725,000 for the comparable period in 2000. The decrease was primarily due to the adjustment of the amortization rate to the Company's current actuarial assumptions.

Operating expenses increased by $115,000, or 14.1% to $933,000 for the three months ended June 30, 2001, from $818,000 for the same period in 2000. This increase was primarily the result of additional administration costs required under the Services and Administration Agreement with Security National Financial Corporation and bank service fees and the deferral of fewer expenses.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing life insurance companies. Bonds owned by the Company amounted to $26,444,000 as of June 30, 2001, as compared to $28,742,000 as of December 31,
2000. This represents 54.9% and 60.6% of the total investments as of June 30, 2001 and December 31, 2000, respectively. Generally, all bonds owned by the Company are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At June 30, 2001, and at December 31, 2000, the Company did not have investments in bonds in rating categories three through six, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At June 30, 2001 and December 31, 2000, the Company exceeded the regulatory criteria.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2000 was 16.1% as compared to a rate of 9.1% for 1999. The 2001 lapse rate is approximately the same as 2000.

At June 30, 2001, $8,167,000 of the Company's consolidated stockholders' equity represented the statutory stockholders' equity. The Company cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

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

               An action was brought against the Company by National Group Underwriters, Inc. ("NGU") in state court in the State of Texas. The case was removed by the Company to the United States District Court for the Northern District of Texas, Forth Worth Division, with Civil No. 4:01-CV-403-E. An Amended Complaint was filed on or about July 18, 2001. The Amended Complaint asserts that NGU had a contract with the Company wherein NGU would submit applications for certain policies of insurance to be issued by the Company. It is alleged that disputes have arisen between NGU and the Company with regard to the calculation and payment of certain advanced commissions as well as certain production bonuses. NGU alleges that it "has been damaged far in excess of the $75,000 minimum jurisdictional limits of this Court." NGU also seeks attorneys fees and costs as well as prejudgment and postjudgment interest. The Company, in addition to answering the Amended Complaint, has counterclaimed for what it claims to be a debit balance owing to it pursuant to the relationship between the parties with said counterclaim seeking an amount in excess of $625,000 (said amount potentially subject to reduction as premiums are received). The Company is also seeking to recover attorneys fees and costs, as well punitive damages on two of its causes of action. The Company has pending a motion for change of venue of the case to Salt Lake City, Utah. The Company intends to vigorously defend the matter as well as prosecute its counterclaims.

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


                                   REGISTRANT

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                   Registrant



DATED: August 20, 2001            By:     George R. Quist,
                                          ----------------
                                          Chairman of the Board,
                                          President and Chief Executive
                                          Officer (Principal Executive Officer)


DATED: August 20, 2001             By:    Scott M. Quist
                                          --------------
                                          First Vice President, General
                                          Counsel and Treasurer (Principal
                                          Financial and Accounting Officer)