Form 10-Q
period 2001-09-30
SOUTHERN SECURITY LIFE INSURANCE CO
filed 2001-11-14
CIK 109747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended September 30, 2001          Commission File Number: 2-35669
------------------------------------          -------------------------------




                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            Exact Name of Registrant.




           FLORIDA                                      59-1231733
-------------------------------                   -------------------------
(State or other jurisdiction of                   IRS Identification Number
incorporation or organization)




755 Rinehart Road, Lake Mary, Florida                      32746
-------------------------------------                   ----------
(Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including Area Code     (407) 321-7113
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

                                    YES XX NO
                                      ----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $1.00 par value                  1,907,989
-------------------------------------       ------------------------------
         Title of Class                     Number of Shares Outstanding as
                                                 of September 30, 2001

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                    FORM 10Q

                        QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



Item 1 Financial Statements                                         Page No.
------                                                              --------

           Statement of Operations - Nine and Three Months ended
           September 30, 2001 and 2000 (unaudited)......................3

           Balance Sheet - September 30, 2001 (unaudited)
           and December 31, 2000........................................4-5

           Statement of Cash Flows - Nine months ended September 30,
           2001 and 2000 (unaudited)....................................6

           Notes to Condensed Financial Statements......................7


Item 2

           Management's Discussion and Analysis........................ 7-9

Item 3

           Quantitative and Qualitative Disclosure of Market Risk.......9


                           PART II - OTHER INFORMATION


           Other Information............................................10-11

           Signature Page...............................................12




                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                             Statement of Operations
                                   (Unaudited)


                                   Nine Months Ended September 30,  Three Months Ended September 30,
                                      2001            2000           2001           2000
                                  (Unaudited)      (Unaudited)   (Unaudited)     (Unaudited)
                                  -----------      -----------   -----------     -----------
Revenues:
--------
Net insurance revenues              $ 5,206,038    $ 5,043,640   $ 1,804,409    $ 1,657,732
Net investment income                 2,782,242      2,918,690       944,831        948,429
                                    -----------    -----------   -----------    -----------
                                      7,988,280      7,962,330     2,749,240      2,606,161
                                    -----------   -----------    -----------    -----------

Benefits, claims and expenses:
-----------------------------
Benefits and claims                   3,618,786      3,118,400     1,309,841        908,264
Amortization of deferred policy
acquisition costs                     1,947,070      2,144,805       647,319        770,850
Operating expenses                    2,659,710      2,487,807       853,995        849,218
                                    -----------    -----------   -----------    -----------
                                      8,225,566      7,751,012     2,811,155      2,528,332
                                    -----------    -----------   -----------    -----------

Income (loss) before income taxes      (237,286)       211,318       (61,915)        77,829
Income tax expense (benefit)            (49,000)        43,097       (14,000)        17,000
                                    -----------    -----------   -----------    -----------

Net income (loss)                   $  (188,286)   $   168,221   $   (47,915)   $    60,829
                                    ===========    ===========   -----------    ===========

Basic and diluted net income
(loss) per share of common stock    $     (0.10)   $      0.09   $     (0.03)   $      0.03
                                    ===========    ===========   ===========    ===========

Weighted average outstanding
common shares - basic and
diluted                               1,907,989      1,907,989     1,907,989      1,907,989
                                    ===========    ===========   ===========    ===========














See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                  BALANCE SHEET




                                                September 30, 2001  December 31,
                                                    (Unaudited)        2000
                                                  --------------    -----------

Assets:
Investments:
Fixed maturities held-to-maturity                   $ 3,212,534     $ 5,374,204
Securities available-for-sale,
at fair value:
Fixed maturities                                     23,193,807      23,367,483
Equity securities                                       366,543         358,932
Mortgage loans                                        2,277,654       2,298,163
Policy and student loans                              8,205,793       8,220,736
Short-term investments                               12,424,764       7,814,813
                                                    -----------     -----------
                                                     49,681,095      47,434,331

Cash and cash equivalents                               514,252       2,513,668
Accrued investment income                               799,049         610,474
Deferred policy acquisition costs                    12,893,983      13,211,413
Policyholders' account balances on
deposit with reinsurer                                7,254,114       7,434,750
Reinsurance receivable                                  305,303         324,793
Receivables:
Agent balances                                        1,101,922       1,208,378
Other                                                   926,039         279,567
Property and equipment, net, at cost                  2,524,163       2,542,384
Investment in affiliate at cost                       1,566,173       1,566,173
                                                    -----------     -----------

Total assets                                        $77,566,093     $77,125,931
                                                    ===========     ===========



























See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            BALANCE SHEET (Continued)




                                             September 30, 2001   December 31,
                                                (Unaudited)          2000
                                               --------------     -----------

Liabilities and Shareholders' Equity:
Liabilities:
Policy liabilities and accruals                   $  3,195,717     $  2,965,940
Future policy benefits:
Policyholders' account balances                     47,785,133       48,722,138
Unearned revenue                                     4,709,532        4,948,989
Other policy claims and benefits
payable                                              1,098,114          580,196
Other policyholders' funds, dividend
and endowment accumulations                             69,462           72,890
Funds held related to reinsurance
treaties                                             1,388,100        1,417,216
Note payable to related party                        1,000,000        1,000,000
Due to affiliated companies                            189,815          151,689
General expenses accrued                               121,376          157,944
Unearned investment income                             373,149          323,830
Other liabilities                                      120,305           28,488
Income taxes                                           845,042          558,076
                                                  ------------     ------------
Total liabilities                                   60,895,745       60,927,396
                                                  ------------     ------------

Shareholders' equity:
Common stock, $1 par, authorized
3,000,000 shares; issued and out-
standing, 1,907,989 shares                           1,907,989        1,907,989
Capital in excess of par                             4,011,519        4,011,519
Accumulated other comprehensive
income (loss)                                          584,472          (75,628)
Retained earnings                                   10,166,368       10,354,655
                                                  ------------     ------------
Total shareholders' equity                          16,670,348       16,198,535
                                                  ------------     ------------

Commitments and contingencies                               --               --

Total liabilities and
shareholders' equity                              $ 77,566,093     $ 77,125,931
                                                  ============     ============



















See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                Nine Months Ended September 30,
                                                     2001               2000
                                                     ----               ----

Net cash provided by operating activities          $ 1,945,792      $ 1,489,353
                                                   -----------      -----------

Cash flows (used in) provided by
investing activities:
Purchase of investments
held-to-maturity                                            --       (2,606,749)
Purchase of investments equity
securities                                                  --         (815,121)
Proceeds from maturity of
held-to-maturity securities                          2,163,463        1,157,574
Proceeds from maturity of available
for-sale securities                                  1,064,816        1,220,543
Proceeds from sale of available for
sale equity securities                                  11,270               --
Purchase of mortgage loans                                  --         (825,000)
Mortgage loan repayments                                20,509           18,213
Net change in short-term investments                (4,609,951)         322,994
Net change in policy and student loans                  14,943          181,889
Acquisition of property and equipment                  (78,009)        (216,523)
                                                   -----------      -----------
Net cash (used in) provided by
investing activities                                (1,412,959)      (1,562,180)
                                                   -----------      -----------

Cash flow used in financing activities:
Receipts from universal life and
certain annuity policies credited
to policyholder account balances                     3,811,132        4,391,476

Return of policyholder balances
on universal life and certain
annuity policies                                    (6,343,381)      (6,957,712)
                                                   -----------      -----------
Net cash used in financing activities               (2,532,249)      (2,566,236)
                                                   -----------      -----------

(Decrease) increase in cash and
cash equivalents                                    (1,999,416)      (2,639,063)

Cash and cash equivalents at beginning
of period                                            2,513,668        4,080,484
                                                   -----------      -----------
Cash and cash equivalents at
end of period                                      $   514,252      $ 1,441,421
                                                   ===========      ===========













See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                     Notes to Condensed Financial Statements
                               September 30, 2001
                                   (Unaudited)


1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments and accruals considered necessary for fair presentation of financial information have been included in the opinion of management, and are of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results. These statements should be read in conjunction with the financial statements and the notes thereto included in the Southern Security Life Insurance Company 2000 Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (file number 2-35669).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The estimates susceptible to significant change are those used in determining the liability for future policy benefits and claims. Although some variability is inherent in these estimates, management believes the amounts provided are adequate.

2. Comprehensive Income

For the nine months ended September 30, 2001 and 2000, total comprehensive income was $471,814 and $395,863, respectively.

For the three months ended September 30, 2001 and 2000, total comprehensive income was $253,661 and $383,323, respectively.

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

Results of Operations

Nine Months Ended September 30, 2001 compared to Nine Months Ended September 30, 2000

Total revenues increased by $26,000, or .3%, to $7,988,000 for the nine months ended September 30, 2001, from $7,962,000 for the nine months ended September 30, 2000. Contributing to this increase was a $162,000 increase in net insurance revenues.

Net insurance revenues increased by $162,000, or 3.2%, to $5,206,000 for the nine months ended September 30, 2001, from $5,044,000 for the comparable period in 2000. This increase was primarily the result of additional premiums from increased sales of final expense products.

Net investment income decreased by $137,000, or 4.7%, to $2,782,000 for the nine months ended September 30, 2001, from $2,919,000 for the comparable period in 2000. This decrease was due to a reduction in policy loan interest income, and lower interest rates on short-term investments.

Benefits and claims increased by $499,000, or 16.0%, to $3,619,000 for the nine months ended September 30, 2001, from $3,118,000 for the comparable period in 2000. This increase was primarily due to an increase in death claims.

The amortization of deferred policy acquisition costs decreased by $198,000,or 9.2%, to $1,947,000 for the nine months ended September 30, 2001, from $2,145,000 for the comparable period in 2000. The decrease was primarily due to the adjustment of the amortization rate to the Company's current actuarial assumptions.

Operating expenses increased by $172,000, or 6.9%, to $2,660,000 for the nine months ended September 30, 2001, from $2,488,000 for the comparable period in 2000. This increase was primarily the result of additional marketing expenses, legal fees and bank service fees and the deferral of fewer expenses.

Third Quarter of 2001 Compared to Third Quarter of 2000

Total revenues increased by $143,000, or 5.5%, to $2,749,000 for the three months ended September 30, 2001, from $2,606,000 for the three months ended September 30, 2000. Contributing to this increase was a $147,000 increase in net insurance revenues.

Net insurance revenues increased by $146,000 or 8.8%, to $1,804,000 for the three months ended September 30, 2001, from $1,658,000 for the comparable period in 2000. This increase was primarily the result of additional premiums from increased sales of final expense products.

Net investment income decreased by $3,000, or .4%, to $945,000 for the three months ended September 30, 2001, from $948,000 for the comparable period in 2000. This decrease was primarily the result of lower interest rates on short-term investments.

Benefits and claims increased by $402,000, or 44.2% to $1,310,000 for the three months ended September 30, 2001, from $908,000 for the comparable period in 2000. This increase was primarily due to an increase in death claims.

The amortization of deferred policy acquisition costs decreased by $124,000, or 16.0%, to $647,000 for the three months ended September 30, 2001, from $771,000 for the comparable period in 2000. The decrease was primarily due to the adjustment of the amortization rate to the Company's current actuarial assumptions.

Operating expenses increased by $5,000, or .6% to $854,000 for the three months ended September 30, 2001, from $849,000 for the comparable period in 2000. This increase was nominal for the period.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing life insurance companies. Bonds owned by the Company amounted to $26,406,000 as of September 30, 2001, as compared to $28,742,000 as of December 31, 2000. This represents 53% and 61% of the total investments as of September 30, 2001 and December 31, 2000, respectively. Generally, all bonds owned by the Company are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At September 30, 2001, and at December 31, 2000, the Company did not have investments in bonds in rating categories three through six, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At September 30, 2001 and December 31, 2000, the Company exceeded the regulatory criteria.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2000 was 16.1% as compared to a rate of 9.1% for 1999. The 2001 lapse rate is approximately the same as 2000.

At September 30, 2001, $8,126,000 of the Company's consolidated stockholders' equity represented the statutory stockholders' equity. The Company cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

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

               An action was brought against the Company by National Group Underwriters, Inc. ("NGU") in state court in the State of Texas. The case was removed by the Company to the United States District Court for the Northern District of Texas, Forth Worth Division, with Civil No. 4:01-CV-403-E. An Amended Complaint was filed on or about July 18, 2001. The Amended Complaint asserts that NGU had a contract with the Company wherein NGU would submit applications for certain policies of insurance to be issued by the Company. It is alleged that disputes have arisen between NGU and the Company with regard to the calculation and payment of certain advanced commissions as well as certain production bonuses. NGU alleges that it "has been damaged far in excess of the $75,000 minimum jurisdictional limits of this Court." NGU also seeks attorney's fees and costs as well as prejudgment and postjudgment interest. A second amended complaint and a third amended complaint which included a fraud claim were filed. A motion was filed by the Company to strike the third amended complaint and to dismiss the fraud claim. The Company has counterclaimed for what it claims to be a debit balance owing to it pursuant to the relationship between the parties with said counterclaim seeking an amount in excess of $625,000 (said amount potentially subject to reduction as premiums are received). The Company is also seeking to recover attorney's fees and costs, as well punitive damages on two of its causes of action. NGU has filed a motion to dismiss certain of the counterclaims. The Company has pending a motion for change of venue of the case to Salt Lake City, Utah. The Company intends to vigorously defend the matter as well as prosecute its counterclaims.

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


                                   REGISTRANT

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                   Registrant



DATED: November 14, 2001     By:     George R. Quist,
                                     ----------------
                                     Chairman of the Board,
                                     President and Chief Executive
                                     Officer (Principal Executive Officer)


DATED: November 14, 2001     By:     Stephen M. Sill
                                     ---------------
                                     Vice President, Controller and
                                     Chief Financial Officer
                                    (Principal Financial and Accounting Officer)