Form 10-K
period 2001-12-31
SOUTHERN SECURITY LIFE INSURANCE CO
filed 2002-04-01
CIK 109747

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2001, or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to

                         Commission File Number 2-35669

                    Southern Security Life Insurance Company
                    ----------------------------------------
             (Exact name of registrant as specified in its Charter)

           FLORIDA                                   59-1231733
----------------------------------                ----------------
(State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)

755 Rinehart Road, Lake Mary, Florida                     32746
-------------------------------------                     -----
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:    (407)  321-7113
                                                       ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
Title of each Class                                    on which registered
-------------------                                   ---------------------
      None                                                    None

Securities registered pursuant to Section 12(g) of the Act:

                                                      Name of each exchange
Title of each Class                                   on which registered
-------------------                                  ---------------------
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

                                      X      Yes                 No
                                           -------             -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 28, 2002 was approximately $5,832,913.

As of March 29, 2002, registrant had issued and outstanding 1,907,989 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders' are incorporated by reference into Part III hereof.

                                     PART I

Item 1.  Business.
-----------------

Southern Security Life Insurance Company (the "Company") is a legal reserve life insurance company authorized to transact business in the states of Alabama, Florida, Georgia, Hawaii, Indiana, Illinois, Kentucky, Louisiana, Michigan, Missouri, Oklahoma, South Carolina, Tennessee and Texas. It was incorporated under Florida law in 1966 and was licensed and commenced business in 1969. During 2001 approximately 40% of the premium income of the Company was from business in force in Florida, its state of domicile. The Company's only industry segment is the ordinary life, accident and health and annuity business.

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

The Company introduced its first universal life product in 1986 and currently has two principal universal life products in force. These universal life products offer flexibility to the client as well as tax advantages, both currently and upon the death of the insured. These products allow the Company to better compete in the current market environment. In excess of 12% and 14% of the first year premiums collected by the Company in 2001 and 2000, respectively, were universal life products.

During 1996, the Company introduced a new series of products designed for the seniors market. This new series targets the needs of senior citizens especially as they plan for their final expenses. These new policies are traditional endowment type policies. Because they are written to a senior market they are designed to accommodate adverse health conditions. Because of the size of the policies they are usually issued with only limited underwriting. The coverage size of the policy is roughly equivalent to the insured's anticipated funeral costs. This new series represented 88% and 86% of the first year premiums collected in 2001 and 2000. New field sales representatives are being actively recruited to market the product.

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

The following table provides information (on a statutory basis) concerning the amount and percentage of premium income resulting from the principal lines of insurance written by the Company during the periods indicated:

                                2001                        2000                         1999
                               ====                        ====                         ====

                                        Per-                          Per-                        Per-
                         Amount        centage        Amount        centage       Amount        centage
Life
Insurance-
Ordinary (1)(2)     $7,167,157            89%   $7,568,550            91%   $8,103,864            92%

Individual
Annuities (1)          149,424             2%       89,623             1%       46,348             1%

Life
Insurance-
Group (SGLI)           589,779             7%      497,070             6%      438,124             5%

Other -
Accident & Health      145,134             2%      169,203             2%      205,872             2%
                    ----------    ----------    ----------    ----------    ----------    ----------
                    $8,051,494           100%   $8,324,446           100%   $8,794,208           100%
                    ==========    ==========    ==========    ==========    ==========    ==========

                                                         2

     (1) A portion of each of the deposit term policies previously sold by the Company represents ordinary life insurance and the balance represents an individual annuity.

     (2) The 2001, 2000, and 1999 premium income for life insurance-ordinary are net of reductions of $831,358, $923,648, and $1,236,735, respectively, in ceded premium paid to all reinsurers, including Mega Life.

The following table gives information on auditing standards generally accepted in the United States of America concerning operating ratios of the Company for the periods indicated:

                                   2001              2000           1999
                                   ----              ----           ----

Total Net Insurance
 Revenues                     $  6,736,027    $  6,698,869    $  6,901,546

Benefit Costs Paid or
 Provided:
  Amount                      $  4,482,588    $  5,109,411    $  4,453,564
  Ratio to Net Insurance
   Revenue                           66.6%           76.3%           64.5%

Amortization of Deferred Policy
 Acquisition Expenses:
  Amount                      $  2,197,399    $  1,797,320    $  3,029,223
  Ratio to Net Insurance
   Revenue                            32.6%           26.8%           43.9%
General Insurance Expenses:
  Amount                      $  3,835,165    $  3,529,381    $  3,261,134
  Ratio to Net Insurance
   Revenue                            56.9%           52.7%           47.3%

Income Before Income
 Taxes:
  Amount                           $     87,841    $    198,365    $    782,126
  Ratio to Net Insurance
   Revenue                                  1.3%            3.0%           11.3%
  Ratio to Total Revenue and
   Investment Income                         .8%            1.9%            6.8%
  Ratio to Equity                            .5%            1.2%            5.0%

The following table provides information about the Company concerning changes in life insurance in force during the periods indicated (exclusive of acciden- tal death benefits):

                                                         2001                 2000          1999
                                                         ----                 ----          ----
                                                                  (In thousands except lapse ratios)
Total life insurance in force at beginning of period:
  Ordinary Whole Life &
   Endowment-Participating                              $        30     $       238     $       532
  Ordinary Whole Life &
   Endowment-Non-Participating                              732,433         892,962         913,683
  Term                                                       78,770           3,646           4,799
  Reinsurance Assumed                                       558,575         558,571         548,515
                                                        -----------     -----------     -----------

  Total                                                 $ 1,369,808     $ 1,455,417     $ 1,467,529
Additions (including re-
insurance assumed):
  Ordinary Whole Life &
   Endowment-Participating                                 $     --         $    --        $     --
  Ordinary Whole Life &
   Endowment-Non-Participating                               55,785          60,589          66,591
  Term                                                        2,487              --              --
  Reinsurance Assumed                                       250,240           4,121          22,402
                                                        -----------     -----------     -----------

  Total                                                 $   308,512     $    64,710     $    88,993

Terminations:
  Death                                                 $     2,822           2,313           2,172
  Lapse and Expiry                                           21,875          22,398          31,418
  Surrender                                                  97,483         125,086          67,515
  Other                                                     (11,854)            522              --
                                                        -----------     -----------     -----------
  Total                                                 $   110,326     $   150,319     $   101,105

Life Insurance in force at end of period:
  Ordinary Whole Life &
   Endowment-Participating                              $       180     $        30     $       238
  Ordinary Whole Life &
   Endowment-Non-Participating                              708,789         732,433         892,962
  Term                                                       72,752          78,770           3,646
  Reinsurance Assumed                                       786,273         558,575         558,571
                                                        -----------     -----------     -----------

  Total                                                 $ 1,567,994     $ 1,369,808     $ 1,455,417
Reinsurance Ceded                                          (179,242)       (210,365)       (250,691)
                                                        -----------     -----------     -----------
Total after Reinsurance Ceded                           $ 1,388,752     $ 1,159,443     $ 1,204,726
                                                        ===========     ===========     ===========
Lapse Ratio (Reflecting termina-
tion by surrender and lapse;
ordinary life insurance only):                                 13.8%           16.1%            9.1%

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

                   Average          Gross         Net
Fiscal            Investment      Investment   Investment        Net
Year              Assets (1)       Income(2)    Income (3)     Yield (4)
-----             ----------      ----------   ----------     ---------
2001             $50,560,334     $ 3,876,422   $ 3,866,966      7.65%
2000             $50,444,329     $ 3,959,061   $ 3,935,607      7.80%
1999             $50,221,950     $ 3,924,271   $ 3,909,373      7.78%


(1) Computed by summing the beginning and ending investment and cash balances and dividing by 2.
(2)  Excludes  investment gains and losses.
(3) Net of investment expense and before income taxes. (4) Computed on an annualized basis. Represents ratio of net investment income to average invested assets.

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

Section 624.408 of the Florida Statutes requires a stock life insurance company to maintain minimum surplus on a statutory basis at the greater of $1,500,000 or four percent of total liabilities. The Company's required statutory minimum surplus calculated in accordance with this section is approximately $1,896,000. If the capital and surplus of the Company computed on such basis should fall below that amount, then the Company's license to transact insurance business in the State of Florida, the Company's most significant market, could be revoked unless the deficiency is promptly corrected. As of December 31, 2001, the Company had statutory capital and surplus of $8,459,700, well in excess of the required minimum.

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

Based on calculations using the NAIC formula as of December 31, 2001, the Company was well in excess of all four of the control levels listed.

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

On December 31, 1992, the Company entered into a Coinsurance Reinsurance Agreement with United Group Insurance Company ("UGIC"), now Mega Life. In this agreement, UGIC agreed to indemnify and the Company agreed to transfer risk to UGIC in the amount of 18% of all universal life premium paying polices which were in force on December 31, 1992. Mega Life is an A- rated company with A.M. Best and is an authorized reinsurer in the State of Florida.

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

In preparing financial statements in accordance with U.S. generally accepted accounting principles, the cost of insurance, expense charges and surrender charges on universal life products are recognized as revenue. For "Annuity Contracts" with flexible terms, amounts received from policyholders are not recognized as revenue but are recorded as deposits in a manner similar to interest-bearing instruments. Accumulations on these universal life and annuity contracts are held as "Policyholders' Account Balances." For all other policies (primarily whole-life) premiums are recorded as revenue and reserves are calculated using the net level premium method. Accumulation values for these types of policies are held as benefit reserves. See "Future Policy Benefits" in
Note 1 of the Notes to Financial Statements included in this report.

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

Item 2.  Properties.
-------------------

The Company's corporate headquarters is located in a two story office building in Lake Mary, Florida, which is owned by the Company. The Company occupies approximately one-half of the second floor of the building. Approximately 94% of the remaining rentable space was leased as of December 31, 2001.

Item 3.  Legal Proceedings.
--------------------------

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

An action was brought against the Company by National Group Underwriters, Inc. ("NGU") in state court in the State of Texas. The case was removed by the Company to the United States District Court for the Northern District of Texas, Fort Worth Division, with Civil No. 4:01-CV-403-E. An Amended Complaint was filed on or about July 18, 2001. The Amended Complaint asserts that NGU had a contract with the Company wherein NGU would submit applications for certain policies of insurance to be issued by the Company. It is alleged that disputes have arisen between NGU and the Company with regard to the calculation and payment of certain advanced commissions as well as certain production bonuses.

NGU alleges that it "has been damaged far in excess of the $75,000 minimum jurisdictional limits of this Court." NGU also seeks attorney's fees and costs as well as prejudgment and postjudgment interest. A second amended complaint and a third amended complaint which included a fraud claim were filed. A motion was filed by the Company to dismiss the third amended complaint, including the fraud claim. The court denied the motion. The Company has counterclaimed for what it claims to be a debit balance owing to it pursuant to the relationship between the parties with said counterclaim seeking an amount in excess of $625,000 (said amount potentially subject to reduction as premiums are received). The Company is also seeking to recover attorney's fees and costs, as well punitive damages on two of its causes of action. NGU has filed a motion to dismiss certain of the counterclaims. The Company has pending a motion for change of venue of the case to Salt Lake City, Utah. The Company intends to vigorously defend the matter as well as prosecute its counterclaims.

The Company is not a party to any other legal proceedings outside the ordinary course of the Company's business or to any other legal proceedings which, if adversely determined, would have a material adverse effect on the Company or its business.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

At the annual stockholders meeting held on October 4, 2001, the following matters were acted upon: (i) eight directors consisting of George R. Quist, William C. Sargent, Scott M. Quist, Charles L. Crittenden, Dr. Robert G. Hunter,
H. Craig Moody, G. Robert Quist and Norman G. Wilbur were elected to serve until the next annual stockholders meeting or until their respective successors are elected and qualified (for George R. Quist, 1,485,424 votes were cast in favor of election, 1,300 votes were cast against election and there were no abstentions; for William C. Sargent, 1,485,384 votes were cast in favor of election, 1,340 votes were cast against election and there were no abstentions; for Scott M. Quist, 1,485,284 votes were cast in favor of election, 1,440 votes were cast against election and there were no abstentions; for Charles L. Crittenden, 1,485,384 votes were cast in favor of election and 1,340 votes were cast against election and there were no abstentions; for Dr. Robert G. Hunter, 1,485,524 votes were cast in favor of election, 1,200 votes cast against election and there were no abstentions; for H. Craig Moody, 1,485,484 votes were cast in favor of election, 1,240 votes cast against election and there were no abstentions; for G. Robert Quist, 1,485,484 votes in favor of election, 1,240 votes were cast against election and there were no abstentions; for Norman G. Wilbur, 1,485,524 votes were cast in favor of election, 1,200 votes were cast against election and there were no abstentions); and (ii) the appointment of Tanner + Co., as the Company's independent accountants for the fiscal year ended December 31, 2001, was ratified (with 1,490,164 votes cast for appointment, 25,560 votes against appointment and 16,500 abstentions).

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

                                      QUARTER ENDED
-------------------------------------------------------------------------------
                           2001                            2000
-------------------------------------------------------------------------------
          Mar.31  Jun.30  Sep.30  Dec.31    Mar.31  Jun.30  Sep.30  Dec.31
          ------  ------  ------  ------    ------  ------  ------  ------
Common
Shares:
  High    3.75     3.25    3.33    3.50      5.00    5.00    4.69    4.38
  Low     3.13     3.12    3.13    2.80      4.66    4.00    4.00    3.50

          (b) Approximate Number of Holders of Common Stock. There were 1,287 holders of record of the Company's Common Stock at December 31, 2001.

          (c) Dividends. The Company has paid no cash dividends to stockholders during the past two years, and it is not anticipated that any cash dividends will be paid at any time in the foreseeable future. The payment of dividends by the Company is subject to the regulation of the State of Florida Department of Insurance. Under such regulation an insurance company may pay dividends, without prior approval of the State of Florida Department of Insurance, equal to or less than the greater of (a) 10% of its accumulated capital gains (losses) and accumulated operating income (losses) (i.e. unassigned surplus) or (b) certain net operating profits (losses) and realized capital gains (losses) of the Company, as defined in the applicable insurance statutes. In no case can such dividends be paid if the Company will have less than 115% of the minimum required statutory surplus as to policyholders after the dividend is paid. The maximum amount which the Company could pay as a dividend during 2002 pursuant to such regulation is approximately $97,000.

Item 6.  Selected Financial Data.
--------------------------------

The following table presents selected financial data (on a GAAP basis) concerning the Company and its financial results during the periods indicated.

                                                               YEARS ENDED DECEMBER 31,

                               2001                  2000                1999                1998                1997
                               ----                 ------              ------              ------              ------
Revenues:
Life insurance
    premiums and
    policy charge       $     6,736,027      $     6,698,869     $     6,901,546      $     7,228,227      $     7,643,650

Net investment
    income                    3,866,966            3,935,607           3,909,373            3,587,147            3,545,311
Realized Gain
    (loss) on
    investments                   --                   --                  --                 525,181              506,795
Other revenue, net                --                   --                715,128               --                   --
                        ---------------      ---------------     ---------------      ---------------      ---------------

Total Revenue                10,602,993           10,634,476          11,526,047           11,340,555           11,695,756

Benefits, Losses
    & Expenses:
 Insurance living
    benefits                  2,186,664            2,243,331           2,614,754            2,483,197            2,459,638
 Insurance death
    benefits                  2,360,265            1,549,116           1,917,134            1,529,294            1,847,375
 Increase (decrease)
    in policy
    reserves                    (64,341)           1,316,964             (78,324)             334,329              124,461
 Amortization of
    deferred policy
    acquisition
    costs                     2,197,399            1,797,320           3,029,223            3,484,689            3,542,617
 Commissions and
    general
    expenses                  3,835,165            3,529,380           3,261,134            4,134,686            3,472,255
                        ---------------      ---------------     ---------------      ---------------      ---------------

Total expenses               10,515,152           10,436,111          10,743,921           11,966,195           11,446,346
Income (loss)
    before income
    taxes                        87,841              198,365             782,126             (625,640)             249,410
Income tax expense
    (benefit)                    16,865               38,105             150,168             (241 907               54,200
                        ---------------      ---------------     ---------------      ---------------      ---------------

NET INCOME (LOSS)      $        70,976      $       160,260      $       631,958      $      (383,733)     $       195,210
                       ===============      ===============      ===============      ===============      ===============

Weighted average
    number of
    shares
    outstanding
    (basic and
    diluted)                 1,907,989            1,907,989            1,907,989            1,907,989            1,907,989
                       ---------------      ---------------      ---------------      ---------------      ---------------

Basic income (loss)
    per common share              $.04                 $.08                 $.33                 $(.20)               $.10
                                  ====                 ====                 ====                 =====                ====

Diluted income (loss)
    per common share              $.04                 $.08                 $.33                $(.20)                $.10
                                  ====                 ====                 ====                =====                 ====

Shareholders'
    Equity             $    16,903,270      $    16,198,535      $    15,637,320      $    15,912,106      $    16,132,018
                       ===============      ===============      ===============      ===============      ===============

Shareholders'
    equity per
    common
    share                       $8.86                 $8.49                $8.20                $8.34                $8.45
                                =====                 =====                =====                =====                =====

Assets                $    77,479,328      $    77,125,931       $    77,208,941      $    81,205,193      $    82,142,465
                      ---------------      ---------------       ---------------      ---------------      ---------------

Life Insurance:
    Insurance in
    force             $ 1,567,994,000      $ 1,369,808,000       $ 1,455,417,000      $ 1,467,529,000      $ 1,558,810,000
                      ---------------      ---------------       ---------------      ---------------      ---------------

Individual
    insurance
    issued during
    current
    year             $    72,083,000      $    64,710,000        $    66,591,000      $    68,935,000      $    82,390,000
                     ---------------      ---------------        ---------------      ---------------      ---------------

Long term
    obligation       $     1,000,000      $     1,000,000        $     1,000,000      $     1,000,000      $     1,000,000
                     ---------------      ---------------        ---------------      ---------------      ---------------

Dividends
    declared per
    common share               $.00                 $.00                    $.00                 $.00                 $.00
                              =====                 ====                    ====                 ====                 ====

                                       10

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

Results of Operations

2001 Compared to 2000

Total revenues decreased by $31,000, or .3%, to $10,603,000 for fiscal year 2001 from $10,634,000 for fiscal year 2000. Contributing to this decrease in total revenues was a $68,000 reduction in net investment income.

Net insurance revenues increased by $37,000, or .6%, to $6,736,000 for fiscal year 2001, from $6,699,000 for fiscal year 2000. This increase was primarily the result of an increase in traditional life sales.

Net investment income decreased by $68,000, or 1.7%, to $3,867,000 for fiscal year 2001 from $3,935,000 for fiscal year 2000. Investment yield slightly decreased for the fiscal year 2001 from 7.8% in 2000 to 7.65% in 2001.

Benefits and claims decreased by $626,000, or 12.2%, to $4,483,000 for fiscal year 2001, from $5,109,000 for the comparable period in 2000. The decrease was primarily due to a decrease in traditional life reserves.

The amortization of deferred policy acquisition costs increased by $400,000 or 22.3%, to $2,197,000, for fiscal year 2001, from $1,797,000 for the comparable period in 2000. The increase in amortization expense was in line with actuarial assumptions.

Operating expenses increased by $305,000, or 8.6%, to $3,835,000 for fiscal year 2001 from $3,530,000 for the same period in 2000. The increase was primarily due to increased marketing, legal expenses and provision for doubtful accounts.

2000 Compared to 1999

Total revenues decreased by $892,000, or 7.7%, to $10,634,000 for fiscal year 2000 from $11,526,000 for fiscal year 1999. Contributing to this decrease in total revenues was a $203,000 reduction in net insurance revenues and a $715,000 reduction in other revenue.

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

The amortization of deferred policy acquisition costs decreased by $1,232,000, or 40.7%, to $1,797,000 for fiscal year 2000, from $3,029,000 for the comparable period in 1999. The decrease in amortization expense was primarily due to adjusting the amortization rate to the Company's current assumptions.

Operating expenses increased by $269,000, or 8.3%, to $3,530,000 for fiscal year 2000 from $3,261,000 for the same period in 1999. The increase was primarily due to increased marketing and home office building expenses.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing life insurance companies. Bonds owned by the Company amounted to $24,521,000 as of December 31, 2001 as compared to $28,742,000 as of December 31, 2000. This represents 49.8% and 60.6% of the total investments as of December 31, 2001 and December 31, 2000, respectively. Generally, all bonds owned by the Company are rated by the National Association of Insurance Commissioners. Under this rating system, there are nine categories used for rating bonds. At December 31, 2001, and at December 31, 2000, the Company had investments in bonds in rating categories three through nine, which are considered non-investment grade of $482,000 and $0, respectively.

If market conditions were to cause interest rates to change, the market value of the fixed income portfolio (approximately $26.884 million) could change by the following amounts based on the respective basis point swing (the change in market values were calculated using a modeling technique):

(in millions of dollars)   -200bps       -100bps        +100bps       +200bps
------------------------   -------       -------        -------       -------

Change in Market Value     $1.513         $.728         $(.677)       $(1.307)

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At December 31, 2001 and December 31, 2000, the Company exceeded the regulatory criteria.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2001 was 13.8% as compared to a rate of 16.1% for 2000.

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

Student loans are a service the Company has historically made available to the public as well as an investment. While the Company anticipates the seasonal demand for student loan funds and the subsequent sale of such loans to the Student Loan Marketing Association (SLMA), there are times when additional funds are required to meet demand for student loans until such time as the sale thereof to SLMA can be completed. In 1997 the Company renewed its $5,000,000 line of credit with SLMA until 2007 in order to meet these seasonal borrowing requirements. The Company made no draws against this line of credit through December 31, 2001.

The Company began a new association with USA Group, CAP Program in 1996, for the purpose of making more student loan funds available without increased costs to the Company. This association aided in eliminating borrowings for 2001 and 2000.

The Company has leased approximately 94% of the available space in its principal office building and does not anticipate significant capital expenditures to the rental space.

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

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and No. 142, "Goodwill and Other Intangibles" (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The statement also establishes specific criteria for recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The statement requires that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least annually. The amortization period of intangible assets with finite lives will no longer be limited to forty years.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes FASB Statement 121 and APB Opinion No. 30. However, this Statement retains certain fundamental provisions of Statement 121, namely; recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. The Statement also retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations. This Statement also Amends ARB No. 51 to eliminate the exception of consolidation for a temporarily controlled subsidiary. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

The adoption of these statements is not expected to have a significant impact on the Company's financial statements.

The Company adopted Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financing Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125 (FAS 140) on April 1, 2001. This standard revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of FAS 125's provisions without reconsideration. This Statement is effective for recognition and reclassification of collateral and for disclosures relative to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of FAS 140 did not have a material impact on the Company's financial position or results of operations.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

The following financial statements of Southern Security Life Insurance Company are included in Part II, Item 8:

                                                                   Page Number

Independent Auditors' Report............................................16

Balance Sheet-December 31, 2001 and 2000................................17

Statement of Operations - years ended
December 31, 2001, 2000 and 1999........................................19

Statement of Shareholders' Equity-years
ended December 31, 2001, 2000 and 1999..................................20

Statement of Cash Flows - years ended
December 31, 2001, 2000 and 1999........................................21

Notes to Financial Statements...........................................23

                         Report of Independent Auditors













Board of Directors & Shareholders
Southern Security Life Insurance Company:




We have audited the accompanying balance sheet of Southern Security Life Insurance Company as of December 31, 2001 and 2000 and the related statements of operations, shareholders' equity, and cash flows for the three years in the period ended December 31, 2001. In connection with our audits of the financial statements, we have also audited the amounts included in the financial statement schedules as listed in the accompanying index under Item 14(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Security Life Insurance Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Tanner + Co.

Salt Lake City, Utah
March 21, 2002

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                  Balance Sheet

                           December 31, 2001 and 2000

Assets                                      2001          2000
------                                      ----          ----
Investments (note 3):
    Fixed maturities held-to-maturity
      (fair value, $3,250,894 and
      $5,273,032 at December 31,
      2001 and 2000, respectively)      $ 3,156,650   $ 5,374,204
    Securities available-for-sale,
      at fair value:
      Fixed maturities (cost of
        $20,459,833 at December 31,
        2001 and $23,419,358 at
        December 31, 2000)               21,364,731    23,367,483
      Equity securities
        (cost, $316,293 and
        $327,674 at December 31,
        2001 and 2000, respectively)        372,183       358,932
    Mortgage loans                        2,268,292     2,298,163
    Policy and student loans              8,181,223     8,220,736
    Short-term investments (note 11)     13,860,534     7,814,813
                                        -----------   -----------
                                         49,203,613    47,434,331

Cash and cash equivalents                 1,969,055     2,513,668
Accrued investment income                   613,280       610,474
Deferred policy acquisition costs
    (note 4)                             12,974,390    13,211,413
Policyholders' account balances on
    deposit with reinsurer (note 7)       7,148,068     7,434,750
Reinsurance receivable (note 7)             569,163       324,793
Receivables:
    Agent balances, net                   1,005,535     1,208,378
    Other                                   722,075       279,567
Property and equipment, net,
    at cost (note 5)                      2,491,062     2,542,384
Investment in affiliate at cost             783,087     1,566,173
                                        -----------   -----------

                                        $77,479,328   $77,125,931
                                        ===========   ===========



























See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                           December 31, 2001 and 2000



Liabilities and Shareholders' Equity            2001           2000
------------------------------------            ----           ----
Liabilities:
    Policy liabilities and accruals
      (notes 6 and 7):                     $  2,901,599   $  2,965,940
  Future policy benefits:
      Policyholders' account balances        47,601,259     48,722,138
      Unearned revenue                        4,694,563      4,948,989
      Other policy claims and benefits
        payable                               1,147,403        580,196
    Other policyholders' funds, dividend
      and endowment accumulations                64,045         72,890
    Funds held related to reinsurance
      treaties (note 7)                       1,379,640      1,417,216
    Note payable to related party
      (note 9)                                1,000,000      1,000,000
    Due to affiliated insurance
      agency (note 11)                          193,689        151,689
    General expenses accrued                     93,436        157,944
    Unearned investment income                  357,322        323,830
    Other liabilities                           247,665         28,488
    Income taxes (note 10)                      895,437        558,076
                                           ------------   ------------

                                             60,576,058     60,927,396
                                           ------------   ------------

Shareholders' equity (notes 2,3 and 12):
    Common stock, $1 par, authorized
      3,000,000 shares; issued and out-
      standing, 1,907,989 shares              1,907,989      1,907,989
    Capital in excess of par                  4,011,519      4,011,519
    Accumulated other comprehensive
        income (loss)                           558,131        (75,628)
    Retained earnings                        10,425,631     10,354,655
                                           ------------   ------------

                                             16,903,270     16,198,535
Commitments and contingencies
    (notes 7 and 15)                                 --             --
                                           ------------   ------------

                                           $ 77,479,328   $ 77,125,931
                                           ============   ============

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                             Statement of Operations

                  Years ended December 31, 2001, 2000, and 1999


                                      2001         2000          1999
                                      ----         ----          ----
Revenues:
    Net insurance revenues       $ 6,736,027   $ 6,698,869   $ 6,901,546
    Net investment income
       (notes 3 and 11)            3,866,966     3,935,607     3,909,373

    Other revenue, net                    --            --       715,128
                                 -----------   -----------   -----------

                                  10,602,993    10,634,476    11,526,047
                                 -----------   -----------   -----------

Benefits, claims and expenses:

    Benefits and claims            4,482,588     5,109,411     4,453,564
    Amortization of deferred
      policy acquisition
      costs (note 4)               2,197,399     1,797,320     3,029,223
    Operating expenses
      (notes 9 and 11)             3,835,165     3,529,380     3,261,134
                                 -----------   -----------   -----------

                                  10,515,152    10,436,111    10,743,921
                                 -----------   -----------   -----------

     Income before
       income taxes                   87,841       198,365       782,126

Income tax expense (note 10)          16,865        38,105       150,168
                                 -----------   -----------   -----------

    Net income                   $    70,976   $   160,260   $   631,958
                                 ===========   ===========   ===========

Basic and diluted net
    income per share
    of common stock (note 12)    $       .04   $       .08   $       .33
                                 ===========   ===========   ===========



























See accompanying notes to financial statements.



                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                        Statement of Shareholders' Equity

                    Years ended December 31, 2001, 2000, 1999




                                                                                 Accumulated
                                                                  Capital           other
                                    Common          Stock        in excess      comprehensive   Retained
                                    Shares          Amount        of par           income       earnings          Total
                                   ---------       ----------    ---------         ------       --------          -----
Balances,
 December 31, 1998                  1,907,989    $  1,907,989   $  4,011,519   $    430,161    $  9,562,437   $ 15,912,106
                                 ------------    ------------   ------------   ------------    ------------   ------------
Comprehensive Income (loss):
    Net income for the year                --              --             --             --         631,958        631,958
    Unrealized depreciation of
        securities available
        for sale                           --              --             --       (906,744)             --       (906,744)
                                 ------------    ------------   ------------   ------------    ------------   ------------
Total comprehensive loss                                                                                          (274,786)
                                                                                                              ------------

Balances,
 December 31, 1999                  1,907,989       1,907,989      4,011,519       (476,583)     10,194,395     15,637,320
                                 ------------    ------------   ------------   ------------    ------------   ------------

Comprehensive Income (loss):
    Net income for the year                --              --             --             --         160,260        160,260
    Unrealized depreciation of
        securities available
        for sale                           --              --             --        400,955              --        400,955
                                 ------------    ------------   ------------   ------------    ------------   ------------
Total comprehensive gain                                                                                           561,215
                                                                                                              ------------

Balances,
 December 31, 2000                  1,907,989       1,907,989      4,011,519        (75,628)     10,354,655     16,198,535
                                 ------------    ------------   ------------   ------------    ------------   ------------

Comprehensive Income (loss):
    Net income for the year                --              --             --             --          70,976         70,976
    Unrealized depreciation of
        securities available
        for sale                           --              --             --        633,759              --        633,759
                                 ------------    ------------   ------------   ------------    ------------   ------------
Total comprehensive loss                                                                                           704,735
                                                                                                              ------------

Balances,
 December 31, 2001                  1,907,989    $  1,907,989   $  4,011,519   $    558,131    $ 10,425,631   $ 16,903,270
                                 ============    ============   ============   ============    ============   ============

See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                             Statement of Cash Flows

                    Years ended December 31, 2001, 2000, 1999



                                                                   2001                     2000                   1999
                                                                   ----                     ----                   ----
Cash flows provided by (used in) operating activities:
      Net income                                         $    70,976    $   160,260    $   631,958
      Adjustments to reconcile net
            cash provided by (used in)
            operating activities:
      Depreciation and amortization                          270,792        260,956        286,514
      Loss on disposal of property,
            plant & equipment                                     --          1,886         15,180
      Deferred income taxes                                   22,623         (9,426)        11,009
      Amortization of deferred
            policy acquisition costs                       2,197,399      1,797,320      3,029,223
      Acquisition costs deferred                          (1,898,971)    (2,206,125)    (2,084,438)
      Change in assets and liabilities
            affecting cash provided by
            operations:
            Accrued investment income                         (2,806)       (27,566)       (18,790)
            Accounts receivable                             (239,665)       (78,683)       (63,291)
            Reinsurance receivable                          (244,370)        48,666        (67,201)
            Other policy claims and
                  future benefits payable                    502,866      1,356,753        (78,706)
            Policyholders' account balances                2,119,312      2,080,769      2,585,204
            Funds held under reinsurance                     (37,576)       (58,296)        56,155
            Unearned premiums                               (291,269)      (331,998)      (840,474)
            Dividend and endowment
                  accumulations                               (8,845)         3,101          5,051
            Payable to affiliated
                  insurance agent                             47,894        (44,096)       172,914
            Income taxes payable                             (57,470)       (46,738)       139,159
            Other liabilities                                182,378        (16,125)      (651,872)
                                                         -----------    -----------    -----------

      Net cash provided by operating
            activities                                   $ 2,633,268    $ 2,890,658    $ 3,127,595
                                                         -----------    -----------    -----------

Cash flows from (used in) investing activities:
      Purchase of investments:
      Purchase of investments
            held-to-maturity                                $     --    $(2,606,749)   $  (477,150)
      Purchase of equity securities                               --       (916,815)      (766,662)
      Proceeds from maturity of
            held-to maturity securities                    2,220,802      1,210,272      1,446,315
      Proceeds from maturity of
            available-for-sale securities                  2,814,816      1,225,522      2,739,662
      Proceeds from sale of available-
            for-sale securities (equity and
            fixed maturity)                                  794,356             --             --
      Purchase of mortgage loan                                   --       (825,000)    (1,500,000)
      Repayment of mortgage loans                             29,871         24,525          2,312
      Net change in short-term
            investments                                   (6,045,721)       780,280      2,839,890
      Net change in policy and
            student loans                                     39,513        238,236          3,466
      Acquisition of property and
            equipment                                        (78,009)      (224,129)          (635)
                                                         -----------    -----------    -----------

      Net cash provided by (used in)
            investing activities                         $  (224,372)   $(1,093,858)   $ 4,287,198
                                                         -----------    -----------    -----------

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                             Statement of Cash Flows

                    Years ended December 31, 2001, 2000, 1999



                                                2001             2000            1999
                                                ----             ----            ----
Cash flows from financing activities:
      Receipts from universal life and
            certain annuity policies
            credited to policyholder
            account balances                   5,037,521       5,765,790       6,662,558
      Return of policyholder account
            balances on universal life
            and certain annuity policies      (7,991,030)     (9,129,406)    (10,679,256)
                                            ------------    ------------    ------------

Net cash used in financing
      activities                             $ (2,953,509)   $ (3,363,616)   $ (4,016,698)
                                             ------------    ------------    ------------

Increase (decrease) in cash and
      cash equivalents                           (544,613)     (1,566,816)      3,398,095

Cash and cash equivalents at
      beginning of year                         2,513,668       4,080,484         682,389
                                             ------------    ------------    ------------
Cash and cash equivalents at
      end of year                            $  1,969,055    $  2,513,668    $  4,080,484
                                             ============    ============    ============

Supplemental schedule of cash flow
      information:
      Interest paid during the
            year                             $     97,240    $    105,000    $     90,000
                                             ============    ============    ============

      Income taxes paid during the
            year                             $     57,470    $     94,365      $       --
                                             ============    ============    ============

Change in market value adjustments-
 investments available-for-sale:
      Fixed maturities                       $    956,773    $    786,282    $ (1,645,893)
      Equity securities                            24,632        (121,202)        112,598

Change in deferred acquisition
      costs                                        61,405         (71,611)        235,048
Change in premium deposit funds                   (36,843)         42,967        (141,029)
Deferred income tax asset
      (liability)                                (372,208)       (235,481)        532,532
                                               ----------    ------------    ------------

Accumulated comprehensive income
Net change in unrealized
      appreciation (depreciation)            $    633,759    $    400,955    $   (906,744)
                                             ============    ============    ============


















See accompanying notes to financial statements.

                        SOUTHERN SECURITY LIFE INSURANCE
                           COMPANY Notes to Financial
                    Statements December 31, 2001, 2000, 1999

1.     Nature of business and summary of significant accounting policies:
       -----------------------------------------------------------------

       (a)     Nature of business

               The primary business of Southern Security Life Insurance Company (the "Company") is the issuance of long duration universal life insurance contracts. The majority of the Company's business is conducted in the states of Alabama (13%), Florida (40%), Georgia (10%), and Texas (11%). None of the remaining ten states in which the Company is licensed to conduct business account for over 10% of the Company's total business.

               Prior to December 17, 1998, certain executive officers and directors of the Company were shareholders of approximately 60 percent of the shares of SSLIC Holding Company, Inc., (formerly Consolidare Enterprises, Inc.). SSLIC Holding Company, Inc. owns 75.0% of the Company's voting securities at December 31, 2001.

               Effective December 17, 1998, 100% of the common stock of SSLIC Holding Company, Inc. was acquired by Security National Financial Corporation ("SNFC"). Accordingly, from December 17, 1998, the Company is a 75.0% owned, indirect subsidiary of SNFC.

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

       (b)     Basis of financial statements

               The financial statements have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP"), which vary from reporting practices prescribed or permitted by regulatory authorities.

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

               The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options outstanding, using the treasury stock method and the average market price per share during the year. There were no common stock equivalents outstanding during the years ended December 31, 2001 and 2000. Common stock equivalents are not included in the diluted earnings (loss) per share calculation when their effect is antidilutive.

       (o)     Reclassification

               Certain  amounts   presented  in  the  2000  and  1999  financial
               statements  have  been   reclassified  to  conform  to  the  2001
               presentation.

       (p)     Pending accounting change

               In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and No. 142, "Goodwill and Other Intangibles SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The statement also establishes

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


               specific criteria for recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The statement requires that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least annually. The amortization period of intangible assets with finite lives will no longer be limited to forty years.

               In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes FASB Statement 121 and APB Opinion No.
               30. However, this Statement retains certain fundamental provisions of Statement 121, namely; recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long- lived assets to be disposed of by sale. The Statement also retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations. This Statement also Amends ARB No. 51 to eliminate the exception of consolidation for a temporarily controlled subsidiary. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

               In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

               The adoption of these statements is not expected to have a significant impact on the Company's financial statements.

               The Company adopted Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financing Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125 (FAS 140) on April 1, 2001. This standard revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of FAS 125's provisions without reconsideration. This Statement is effective for recognition and reclassification of collateral and for disclosures relative to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of FAS 140 did not have a material impact on the Company's financial position or results of operations.

2.     Basis of financial statements
       -----------------------------

     The more significant U.S. generally accepted accounting principles applied in the preparation of financial statements that differ from life insurance statutory accounting practices prescribed or permitted by regulatory authorities are as follows:

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)

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

          j. Certain proceeds from a note payable (note 9) that are treated as shareholders' equity for statutory purposes are treated as a liability under U.S. generally accepted accounting principles.

          k. Reinsurance assets and liabilities are reported on a gross basis rather than shown on a net basis as permitted by statutory accounting practices.

          A reconciliation of net income (loss) for the years ended December 31, 2001, 2000, 1999 and shareholders' equity as of December 31, 2001 and 2000 between the amounts reported on a statutory basis and the related amounts presented on the basis of U.S. generally accepted accounting principles is as follows:

                                        Net Income (loss)                     Shareholders'
                                          Years ended                            Equity
                                          December 31,                         December 31,
                                          ------------                       --------------
                           2001              2000           1999          2001             2000
                           ----              ----           ----          ----             ----
As reported
on a statutory
 basis                $   (429,143)   $     80,477    $    533,233    $  8,459,703    $  8,405,211
                      ------------    ------------    ------------    ------------    ------------
Adjustments:
  Deferred policy
  acquisition
  costs, net              (298,428)        408,805        (709,737)     12,974,390      13,211,413
Future policy
  benefits, un-
  earned premiums
  and policy-
  holders' funds         1,191,046        (203,129)      1,097,132      (5,201,550)     (6,355,753)
 Deferred
  income taxes            (159,189)         15,008         382,364        (710,787)       (500,605)
 Asset valuation
  reserve                       --              --              --         592,535         347,134
 Interest main-
  tenance reserve          (34,017)        (36,063)        (35,191)        465,082         499,099
 Non-admitted
  assets                  (100,000)             --              --       1,190,406       1,412,229
 Unrealized gains
  -SFAS 115                     --              --              --         664,326         666,899
Capital and
  surplus note                  --              --              --      (1,000,000)     (1,000,000)
 Other adjustments,
  net                      (99,293)       (104,838)       (635,843)       (530,835)       (487,092)
                      ------------    ------------    ------------    ------------    ------------
 Net difference            500,119          79,783          98,725       8,443,567       7,793,324
                      ------------    ------------    ------------    ------------    ------------
As reported on a
 GAAP basis           $     70,976    $    160,260    $    631,958    $ 16,903,270    $ 16,198,535
                      ============    ============    ============    ============    ============

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

          The Insurance Commissioner's approval is not required if the dividend is equal to or less than the greater of: (a) 10% of the Company's surplus as to policyholders' derived from realized net operating profits on its business and net realized capital gains; or (b) the Company's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, if the Company will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend is declared and paid. As a result of such restrictions, the maximum dividend which may be paid by the Company during 2001 without prior approval is approximately $97,000. Accordingly, GAAP excess earnings over a statutory basis are not available for dividends.

          The Risk-Based Capital ("RBC") for Life and/or Health Insurers Model Act (the "Model Act") was adopted by the National Association of Insurance Commissioners (NAIC) in 1992. The main purpose of the Model Act is to provide a tool for insurance regulators to evaluate the capital of insurers. Based on calculations using the appropriate NAIC formula, the Company exceeded the RBC requirements at December 31, 2001.

3.   Investments

         (a)      Equity securities and fixed maturities

          Equity securities consist of $372,183 and $358,932 of common stock at fair value at December 31, 2001 and 2000 respectively.

          Unrealized  (depreciation)   appreciation  in  investments  in  equity
          securities for the years ended December 31, 2001, 2000, and 1999 is $24,632, $(121,203) and $112,598, respectively.

          The amortized cost and estimated fair values of investments in debt securities are as follows:

                                                    Gross             Gross     Estimated
                                      Amortized   Unrealized        Unrealized    Fair
                                         Cost        Gains            Losses      Value
                                      ---------    ----------        ----------  ---------
December 31, 2001:
     Held-to-maturity:
       U.S. Treasury securities
       and obligations of U.S.
       government corporations
       and agencies (guaranteed)   $   500,000   $     1,560       $    --   $   501,560

     Corporate securities            2,092,104        97,916        29,771     2,160,249

     Mortgage-backed securities        564,546        24,539            --       589,085
                                   -----------   -----------   -----------   -----------
                                     3,156,650       124,015        29,771     3,250,894
                                   -----------   -----------   -----------   -----------

     Available-for-sale:
       U.S. Treasury securities
       and obligations of U.S.
       government corporations
       and agencies (guaranteed)       595,585        58,415            --       654,000

     Corporate securities           19,864,248       846,483            --    20,710,731

     Mortgage-backed securities             --            --            --            --
                                   -----------   -----------   -----------   -----------
                                    20,459,833       904,898            --    21,364,731
                                   -----------   -----------   -----------   -----------
                                   $23,616,483   $ 1,028,913   $    29,771   $24,615,625
                                   ===========   ===========   ===========   ===========



                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


                                                       Gross             Gross    Estimated
                                     Amortized       Unrealized       Unrealized    Fair
                                       Cost            Gains            Losses      Value
                                     --------        ---------        ----------  ---------
December 31, 2000:
     Held-to-maturity:
       U.S. Treasury
       securities and obligations
       of U.S. government
       corporations and
       agencies (guaranteed)        $ 2,001,985   $    13,327        $   --   $ 2,015,312

     Corporate securities             2,587,861        64,419       188,876     2,463,404

     Mortgage-backed
       securities                       784,358         9,958            --       794,316
                                    -----------   -----------   -----------   -----------
                                      5,374,204        87,704       188,876     5,273,032
                                    -----------   -----------   -----------   -----------


     Available-for-sale:
       U.S. Treasury
       securities and obligations
       of U.S. government
       corporations and
       agencies (guaranteed)          3,367,086        45,003           648     3,411,441

     Corporate securities            19,987,436        91,913       188,214    19,891,135

     Mortgage-backed
       securities                        64,836            71            --        64,907
                                    -----------   -----------   -----------   -----------
                                     23,419,358       136,987       188,862    23,367,483
                                    -----------   -----------   -----------   -----------
                                    $28,793,562   $   224,691   $   377,738   $28,640,515
                                    ===========   ===========   ===========   ===========

     Fair values reflected in available-for-sale and held-to-maturity categories are based on NAIC values, versus values associated with normal market pricing services. The estimated difference for both categories was immaterial for all years presented.

     Unrealized appreciation (depreciation) of fixed maturities for years ending December 31, 2001, 2000, 1999 is $1,152,189, $678,644, and $(1,747,058)
     respectively.

     The amortized cost and estimated fair value of fixed maturities at December 31, 2001, by contractual maturity, are summarized below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Fixed maturity securities held-to-maturity:

                                                    Amortized    Estimated
                                                      Cost       Fair value
       Due in 2002                              $   750,000   $   752,435
       Due in 2003 through 2006                     379,251       406,099
       Due in 2007 through 2011                     957,321       953,958
       Due after 2011                               505,532       549,317

       Mortgage-backed securities                   564,546       589,085
                                                -----------   -----------
                                                $ 3,156,650   $ 3,250,894
                                                ===========   ===========

Fixed maturity securities available-for-sale:

       Due in 2002                              $ 3,321,893   $ 3,359,944
       Due in 2003 through 2006                  13,341,257    14,001,917
       Due in 2007 through 2011                   3,698,902     3,896,995
       Due after 2011                                97,781       105,875

       Mortgage-backed securities                        --            --
                                                -----------   -----------
                                                $20,459,833   $21,364,731
                                                ===========   ===========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


          Proceeds from the sale of equity securities and fixed maturities available for sale and the related realized gains and losses are summarized as follows:

                                                2001        2000        1999
                                            ----------   ----------   ----------
Proceeds from sale of
    equity securities                       $  794,356   $     --     $     --
                                            ----------   ----------   ----------

Proceeds from sale of
    fixed maturities
    available-for-sale                      $2,814,816   $1,225,522   $2,739,662
                                            ----------   ----------   ----------

Realized gains (losses) Fixed maturities:
Gross realized gains                           $    --      $    --   $  --
Gross realized (losses)                             --           --      --
Equity securities:
Gross realized gains                                --           --      --
Gross realized (losses)                             --           --      --
                                            ----------   ----------   ----------
                                            $      --    $       --   $     --
                                            ==========   ==========   ==========

     Certain of the fixed maturity securities classified as available-for-sale and held-to-maturity were called during the year ended December 31, 2001, 2000, 1999 resulting in the following realized gains and losses:

                             2001    2000   1999
                             ----    ----   ----
Held-to-maturity:
    Gross realized gains   $   --   $  --   $  --
Available-for-sale:
    Gross realized gains       --      --      --
                           ------   -----   -----
                           $   --   $  --   $  --
                           ======   =====   =====

     Investments, aggregated by issuer, in excess of 10% of shareholders' equity (before net unrealized gains and losses on available-for-sale securities) at December 31, 2001 and 2000, other than investments issued or guaranteed by the United States government are as follows:

         2001                                   Carrying Amount
         ----                                   ---------------
             Federal Express                       $2,036,560
             Dean Witter Discover                   4,252,500
             Philip Morris Inc.                     5,813,260

         2000
             Federal Express                       $2,072,820
             Dean Witter Discover                   4,105,788
             Philip Morris, Inc.                    5,469,305

      (b)   Concentrations of credit risk

          At December 31, 2001 and 2000, the Company owned $482,000 and $0, respectively, of less-than-investment grade corporate debt securities. The Company also invests in subsidized and unsubsidized student loans totaling $95,819 and $61,576 at December 31, 2001 and 2000, respectively, which are guaranteed by the U.S. government. Subsequent to December 31, 2001, all of these loans were sold at their unpaid principal balance.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


      (c)   Investment income

          Net investment income for the years ended December 31, 2001, 2000, and 1999 consists of the following:

                             2001         2000        1999
                             ----         ----        ----
Interest:
Fixed maturities         $1,790,992   $2,014,883   $2,123,671
Policy and student
     loans                  468,904      505,319      579,774
Short-term
     investments          1,105,434      937,077      859,699
Mortgage loans              206,212      190,068       25,759
Rental income               304,879      278,302      319,758

Dividends on equity
     securities common
     stock, including
      mutual fund                --       33,412       15,610
                         ----------   ----------   ----------
                          3,876,421    3,959,061    3,924,271
Less investment
     expenses                 9,455       23,454       14,898
                         ----------   ----------   ----------
                         $3,866,966   $3,935,607   $3,909,373
                         ==========   ==========   ==========

      (d)   Investments on deposit

          In order to comply with statutory regulations, investments were on deposit with the Insurance Departments of certain states as follows:

                     2001        2000         1999
                     ----        ----         ----

Florida          $1,707,042   $1,708,735   $1,708,530
Alabama             100,737      100,199      100,702
South Carolina      302,210      300,595      302,106
Georgia             252,933      250,496      251,755
Indiana             202,347      200,000      199,855
                 ----------   ----------   ----------

                 $2,565,269   $2,560,025   $2,562,948
                 ==========   ==========   ==========

          Certain of these assets, totaling approximately $850,000 for each of the years ended December 31, 2001 and 2000, are restricted for the future benefit of policyholders in a particular state.

4.    Deferred policy acquisition costs
      ---------------------------------

          Deferred policy acquisition costs at December 31, 2001, 2000, 1999 consist of the following:

                                          2001           2000           1999
                                          ----           ----           ----
Deferred policy acquisition
     costs at beginning
     of year                        $ 13,211,413   $ 12,874,219    $ 13,583,956
Policy acquisition costs deferred:
Commissions                            1,249,453      1,384,782       1,223,187
Underwriting & issue costs               269,070        398,622         440,200
Other                                    380,448        422,721         421,051
Change in unrealized
     appreciation
     (depreciation)                       61,405        (71,611)        235,048
                                    ------------   ------------    ------------
                                       1,960,376      2,134,514       2,319,486
Amortization of
     deferred policy
     acquisition costs                (2,197,399)    (1,797,320)     (3,029,223)
                                    ------------   ------------    ------------
Deferred policy
     acquisition costs
     at end of year                 $ 12,974,390   $ 13,211,413    $ 12,874,219
                                    ============   ============    ============

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


5.    Property and equipment

      Property and equipment consists of the following:

                                 December 31,   December 31,
                                     2001          2000
                                ------------  ------------
Land                            $   982,027    $   982,027
Building and improvements         2,397,325      2,348,973
Furniture and equipment             956,533        945,345
                                -----------    -----------
                                  4,335,885      4,276,345
Less accumulated depreciation    (1,844,823)    (1,733,961)
                                -----------    -----------
                                $ 2,491,062    $ 2,542,384
                                ===========    ===========


     Depreciation expense for the years ended December 31, 2001, 2000, 1999 totaled $129,330, $115,425, and $135,145, respectively.

6.    Future policy benefits

     At December 31, 2001 and 2000, future policy benefits, exclusive of universal life and flexible term annuities consist of the following:

                         December 31,   December 31,
                            2001          2000
                         -----------    -----------

Life insurance            $2,600,757   $2,677,841
Annuities                    193,744      235,032
Accident & health
  insurance                  107,098       53,067
                          ----------   ----------
Total life & health
 future policy benefits   $2,901,599   $2,965,940
                          ==========   ==========


     Life insurance in-force aggregated approximately $1.4 billion and $1.2 billion at December 31, 2001, and 2000, respectively. Mortality and withdrawal assumptions are based upon the Company's experience and actuarial judgment with an allowance for possible unfavorable deviations from the expected experience.

     The mortality tables used in calculating benefit reserves for non universal life contracts are the 1965-1970 Basic Select and Ultimate for males and the 1980 U.S. Population mortality table modified for company expected experience.

     For non-universal life policies written during 1983 through 1988, interest rates used are 8.0 percent for policy years one through five, decreasing by .1 percent per year for policy years six through twenty, to 6.5 percent for policy years twenty-one and thereafter. For certain non universal life contracts written in 1996-2001, interest rates of 6.75% level have been assumed. For non-universal life policies written in 1982 and prior, interest rates vary, depending on policy type, from 7 percent for all policy years to 6 percent for policy years one through five and 5 percent for years six and thereafter. For universal life policies written since 1988, the interest rate used is a credited rate generally based upon the Company's investment yield less 1.25%.

7.    Reinsurance

     The Company routinely cedes and, to a limited extent, assumes reinsurance to limit its exposure to loss on any single insured. Ceded insurance is treated as a risk and liability of the assuming companies.

     As of December 31, 2001, ordinary insurance coverage in excess of $75,000 is reinsured; however for some policies previously issued, the first $30,000, $40,000 or $50,000 was retained and the excess ceded. The retention limit for some substandard risks is less than $75,000. Reinsured risks would give rise to liability to the Company in the event that the reinsuring company were unable to

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


     meet its obligations under the reinsurance agreement in force, as the Company remains primarily liable for such obligations. Under reinsurance agreements exclusive of the MEGA agreement discussed below, the Company has ceded premium of $278,828, $275,288, and $424,255 included in reinsurance premiums ceded, and received recoveries of $624,314, $131,886 and $162,871, included in annuity, death and other benefits for the years ended December 31, 2001, 2000, 1999, respectively.

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

     For the years ended December 31, 2001, 2000, 1999, the Company ceded premiums to MEGA of $365,247, $419,353 and $424,592, included in reinsurance ceded, and received recoveries of $494,683, $478,485 and $576,194, included in annuity, death and other benefits, respectively. The funds held related to reinsurance treaties of $1,379,640 and $1,417,216 represent the 18% share of policy loans ceded to the reinsurer at December 31, 2001 and 2000, respectively.

8.    Notes payable

     As of December 31, 2001, the Company had an unused line of credit of $5,000,000 which is secured by student loans equaling 115% of the unpaid principal balance. The facility bears interest at a variable rate per annum payable monthly and expires on September 18, 2007.

9.    Note payable to related party
      -----------------------------

     A note payable to a related party consists of amounts due on demand to Security National Life Insurance Company. The note qualifies as shareholders' equity for statutory accounting purposes in accordance with
     Section 628.401 of the Florida Statutes. At December 31, 2001, the note bears interest at 9.0% percent (payable monthly); principal repayment is contingent upon the Company maintaining statutory surplus in excess of $1,900,000 and obtaining approval in advance by the Florida Department of Insurance. Interest expense relating to the balance of the note payable to the related party during 2001, 2000, 1999 aggregated $97,000, $105,000, and $90,000 respectively.

10.    Income taxes

     The Company's income tax liability at December 31 is summarized as follows:

                                 2001            2000
                                 ----            ----

         Current                $  --         $ 57,471
         Deferred               895,437        500,605
                               --------       --------
         Total                 $895,437       $558,076
                               ========       ========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


     Total income taxes including taxes on the change in the value of investments for the years ended December 31, 2001, 2000, and 1999 were as follows:

                           2001        2000         1999
                           ----        ----         ----

Tax expense (benefit)
  in operations         $  16,865   $  38,105    $ 150,168
Tax on unrealized
  appreciation
  (depreciation) of
  investments             372,208     235,481     (532,532)
                        ---------   ---------    ---------
                        $ 389,073   $ 273,586    $(382,364)
                        =========   =========    =========

     Income tax expense (benefit) for the years ended December 31, 2001, 2000, 1999 is summarized as follows:

                2001        2000        1999
                ----        ----        ----

Current:
Federal     $  (5,759)   $  40,812    $ 123,268
State              --        6,719       15,891
            ---------    ---------    ---------

               (5,759)      47,531      139,159
            ---------    ---------    ---------
Deferred:
 Federal       20,691       (7,073)       9,693
 State          1,933       (2,353)       1,316
            ---------    ---------    ---------

               22,624       (9,426)      11,009
            ---------    ---------    ---------

            $  16,865    $  38,105    $ 150,168
            =========    =========    =========


     Income tax expense (benefit) for the years ended December 31, 2001, 2000, 1999 differs from "expected" tax (computed by applying the U.S. federal income tax rate to pretax income) as a result of the following:

                                         2001        2000         1999
                                         ----        ----         ----
Computed "expected" tax expense
   (benefit)                         $  29,866    $  67,444    $ 265,923
Increase (reduction) in income
   taxes resulting from:
     Small life insurance
          company deduction             (7,162)      (3,485)    (139,195)
     Changes in the valuation
          allowance for deferred
          tax assets, allocated to
          income tax expense            (7,115)     (27,338)      17,590
   State taxes, net of federal
     income tax benefit                  1,276        1,484        5,850
                                     ---------    ---------    ---------
                                     $  16,865    $  38,105    $ 150,168
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

     At December 31, 2001, the balance of the Policyholders' Surplus account aggregated approximately $236,000. The Company has not recorded deferred income taxes totaling approximately $80,000 relating to this amount as it has no plan to distribute the amounts in Policyholders' Surplus in the foreseeable future. The Tax Reform Act of 1986 enacted a new separate parallel tax system referred to as the Alternative Minimum Tax (AMT) system. AMT is based on a flat rate applied to a broader tax base. It is calculated separately from the regular federal income tax and the higher of the two taxes is paid. The excess of the AMT over regular tax is a tax credit, which can be carried forward indefinitely to reduce regular tax liabilities of future years. In 2001, 2000, 1999, AMT exceeded regular tax by $-0-, $19,854, and $27,338, respectively. At December 31, 2001, the AMT tax credit available to reduce future regular tax totaled $262,528.

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

                                           2001           2000
                                        ----------     ---------

Deferred tax assets:
Unearned revenue, due to deferral of
  "front-end" fee                      $ 1,829,505    $ 1,939,023
Policy liabilities and accruals,
   principally due to adjustments
   to reserves for tax purposes          1,683,457      2,003,251
Deferred policy acquisition costs
  related to unrealized appreciation
  (depreciation)                           128,365        137,601

Alternative minimum tax credit
   carry forwards                          269,643        262,528
                                       -----------    -----------

Total gross deferred tax assets          3,910,970      4,342,403
Less valuation allowance                  (269,643)      (262,528)
                                       -----------    -----------

Net deferred tax assets                  3,641,327      4,079,875
                                       -----------    -----------

Deferred tax liabilities:
Deferred policy acquisition costs       (4,469,612)    (4,565,655)
Other                                      294,104        (22,576)
Unrealized (appreciation)
depreciation of securities                (361,256)         7,751
                                       -----------    -----------

Total gross deferred tax liabilities    (4,536,764)    (4,580,480)
                                       -----------    -----------

Net deferred tax (liability)           $  (895,437)   $  (500,605)
                                       ===========    ===========

     The net  change  in the  total  valuation  allowance  for the  years  ended
     December 31, 2001 and 2000 was an increase of $7,115 and $27,338, respectively.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2001.

11.     Related party transactions

     The Company's general agent, Insuradyne Corporation, is a wholly-owned subsidiary of Security National Financial Corporation. The balances due to an affiliated insurance agency reflected in the accompanying balance sheets principally represent earned commission due to Insuradyne. The Company incurred commission expense to Insuradyne aggregating $122,787, $180,941 and $175,409, in 2001, 2000, and 1999, respectively. These amounts are included as components of acquisition costs deferred and related amortization. Insuradyne incurred insurance-related expenses aggregating $77, $1,147, and $495 in 2001, 2000, 1999, respectively.

     Effective December 31, 1998, the Company entered into an Administrative Services Agreement with its ultimate parent Security National Financial Corporation (Security National). Under the terms of the Administrative Services Agreement, all of the Company's employees became employees of Security National. Administrative functions previously performed by the Company are now being furnished to the Company under the Agreement. The Company pays to Security National $250,000 per month or $3 million per year for these administrative services.

     On December 28, 1998 the Company entered into a Loan Funding and Fee Agreement and Agency Agreement (the "Agreement") with Security National Mortgage Company ("SNMC"), a subsidiary of Security National. Under the terms of the Agreement, SNMC assigns their interest in residential mortgage loans that have been pre-sold to third party investors to the Company. The Company purchases these loans and holds them as short-term investments until it receives the proceeds from the third party investors. The Company receives interest income from SNMC based upon how long the loans were outstanding. At December 31, 2001 and 2000 the Company had outstanding loan purchases of $13,860,534 and $7,814,813, respectively. Included in investment income is $984,872 and $732,691 for the years ended December 31, 2001 and 2000, respectively.

     The Company received for the years ended December 31, 2001 and 2000, $132,141 and $182,248 respectively, as rental income from Security National for a lease of office space in the Company's building under the terms of the Administrative Services Agreement.

     The Company received for the years ended December 31, 2001 and 2000, $77,394 and $123,393 respectively, in interest income from Security National for short-term loans of which $344,308 and $0 were outstanding as of December 31, 2001 and 2000, respectively.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


12.     Earnings per share

     The following table sets forth the computation of basic and diluted earnings per share:

                                            2001        2000         1999
                                            ----        ----         ----
Numerator for basic and diluted
   Earnings per share:
      Net income                       $   70,976   $  160,260   $  631,958
Denominator:
      Denominator for basic
        earnings per share
        weighted average shares         1,907,989    1,907,989    1,907,989

      Effective dilutive securities:
        Agent stock options                 --           --           --

Dilutive potential common shares            --           --           --
Denominator for diluted
      earnings per share weighted
      average shares and assumed
        conversions                     1,907,989    1,907,989    1,907,989
Basic earnings per share                     $.04         $.08         $.33
Diluted earnings per share                   $.04         $.08         $.33

13.     Agents' incentive stock bonus plan
        ----------------------------------

     The Company has an incentive bonus plan for agents that was adopted January 1, 1995 by the Company's Board of Directors and effective through December 31, 2001. Agents that qualify under the plan have the option to purchase shares of common stock. The number of shares of common stock is determined on the date of the award as the number of whole shares equal to the award based on the applicable stock price on December 31 of the year the agent has qualified for the bonus. For each share of common stock purchased by the agent, the Company will concurrently award an equivalent number of shares to the agent. Awards were granted in 1999 under this plan. The Company incurred expenses of approximately $5,010 relating to the Company's matching number of shares. There were no awards granted in 2001 and 2000. If the agent does not purchase the shares within the designated period, then the agent forfeits their rights to purchase the shares of common stock as well as the matching number of shares to be contributed by the Company.

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


     The following table presents the carrying amounts and estimated fair values of financial instruments held at December 31, 2001 and 2000. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                    2001                         2000
                           ----------------------       -----------------------
                           Carrying     Estimated      Carrying      Estimated
                            amount      fair value      amount       fair value
                           --------     ----------     --------      ----------
Financial assets:
Fixed maturities
   held-to-maturity
   (see note 3)          $ 3,156,650   $ 3,250,894   $ 5,374,204   $ 5,273,032
Fixed maturities
   available-for-
   sale (see note 3)      21,364,731    21,364,731    23,367,483    23,367,483
Equity securities
   available-for-sale        372,183       372,183       358,932       358,932
Mortgage loans             2,268,292     2,268,292     2,298,163     2,298,163
Policy and student loans   8,181,223     8,181,223     8,220,736     8,220,736
Short-term investments    13,860,534    13,860,534     7,814,813     7,814,813
Cash and cash equivalents  1,969,055     1,969,055     2,513,668     2,513,668

Financial liabilities:
Policy liabilities-
   policyholders'
   account balances      $47,601,259   $44,808,386   $48,722,138   $45,680,048

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

                                                                     Schedule I
                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
        Summary of Investments Other Than Investments in Related Parties
                                December 31, 2001



                                                Number of
                                                shares or                                  Amount at
                                             units-principal                              which shown
                                                amounts of                      Fair        in the
Type of investment                            bonds or notes      Cost          value     balance sheet
------------------                            --------------      ----          -----     -------------
Fixed maturities held-for-investment:
   U.S. Government and government
       agencies and authorities                     500,000   $   500,000   $   501,560   $   500,000
   Public utilities                                      --            --            --            --
   Industrial and miscellaneous                   2,205,539     2,166,044     2,243,181     2,166,044
   Special revenue and special assessment
       of agencies and authorities of
       governments and political subdivisions       490,239       490,606       506,153       490,606
                                                -----------   -----------   -----------   -----------

   Total fixed maturities held for investment     3,195,778     3,156,650     3,250,894     3,156,650

Fixed maturities available-for-sale:
   U.S. Government and government
       agencies and authorities                     600,000       595,585       654,000       654,000
  Public utilities                                  655,000       673,398       702,717       702,717
   Industrial and miscellaneous                  18,860,000    19,190,850    20,008,014    20,008,014
   Special revenue and special assessment
       of agencies and authorities of
       governments and political subdivisions            --            --            --            --
                                                -----------   -----------   -----------   -----------

   Total fixed maturities available for sale     20,115,000    20,459,833    21,364,731    21,364,731
                                                -----------   -----------   -----------   -----------
                                                 23,310,778    23,616,483    24,615,625    24,521,381
                                                ===========   -----------   ===========   -----------

Equity securities:
   Common, including investments
       in mutual fund                                43,067       316,293       372,183       372,183
                                                ===========                 ===========

Mortgage loans                                                  2,268,292     2,268,292

Policy loans                                                    8,085,404     8,085,404

Student loans                                                      95,819        95,819

Short-term investments                                         13,860,534    13,860,534
                                                              -----------   -----------
   Total investments                                          $48,242,825   $49,203,613
                                                              ===========   ===========

See accompanying auditors' report.


                                                                                                 Schedule III
                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                       Supplementary Insurance Information

                          December 31, 2001, 2000, 1999


                          Future policy                        Other                             Benefits  Amortization
               Deferred    benefits,     Policy-              policy                              claims    of deferred
                policy    losses claims   holders'           claims &                  Net       losses &     policy      Other
              acquisition   and loss      account  Unearned  benefits    Premium    investmen    settlement  acquisition operating
                  cost       expenses    balances  premiums   payable    revenue      income      expenses      costs    expenses
              -----------   ----------   --------  --------  --------    -------       ------     --------      -----    --------
2001 Life
  and
  annuities $12,974,390   2,901,599  47,601,259   4,694,563   1,147,403   6,736,027   3,866,966   4,482,588     2,197,399 3,835,165
            =========== =========== =========== =========== =========== ===========  ========== ===========   =========== =========

2000 Life
  and
  annuities $13,211,413   2,965,940  48,722,138   4,948,989     580,196   6,698,869   3,935,607   5,109,411     1,797,320 3,529,381
            =========== =========== =========== =========== =========== ===========  ========== ===========   =========== =========

1999 Life
  and
  annuities $12,874,219   1,648,976  50,377,101   5,323,954     540,407   6,901,546   3,909,373   4,453,564     3,029,223 3,261,134
            =========== =========== =========== =========== =========== ===========  ========== ===========   =========== =========









See accompanying auditors' report.



                                                                                            Schedule IV
                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                   Reinsurance

                          December 31, 2001, 2000, 1999


                                                                                                 Percentage
                                                      Ceded to       Assumed                      of amount
                                                        other       from other                     assumed
                                    Direct amount     companies      companies      Net amount      to net
                                    -------------     ---------      ---------      ----------      ------
December 31, 2001:
   Life insurance in force         $ 750,557,000     179,242,000     817,437,000   1,388,752,000              59%
                                   =============   =============   =============   =============   =============

   Premiums:
     Life insurance                $   6,579,409         635,733         649,916       6,593,592              10%
     Accident & health insurance         150,777           8,342              --         142,435              --
                                   -------------   -------------   -------------   -------------   -------------

   Total Premiums                  $   6,730,186         644,075         649,916       6,736,027              10%
                                   =============   =============   =============   =============   =============

December 31, 2000:
   Life insurance in force         $ 811,233,000     210,365,000     558,575,000   1,159,443,000              48%
                                   =============   =============   =============   =============   =============

   Premiums:
     Life insurance                $   6,641,835         668,323         557,352       6,530,864               9%
     Accident & health insurance         194,323          26,318              --         168,005              --
                                   -------------   -------------   -------------   -------------   -------------

   Total Premiums                  $   6,836,158         694,641         557,352       6,698,869               8%
                                   =============   =============   =============   =============   =============

December 31, 1999:
   Life insurance in force         $ 896,846,000     250,691,000     558,571,000   1,204,726,000              46%
                                   =============   =============   =============   =============   =============

   Premiums:
     Life insurance                $   7,126,938         984,550         537,797       6,680,185               8%
     Accident & health insurance         236,536          15,175              --         221,361              --
                                   -------------   -------------   -------------   -------------   =============

   Total Premiums                  $   7,363,474         999,725         537,797       6,901,546               8%
                                   =============   =============   =============   =============   =============


Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.
----------------------------------------------------------

None

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

                                   Director
Name                   Age         Since        Position(s) with the Company
----                   ---       --------       ----------------------------
George R. Quist         81     December 1998    Chairman of the Board,
                                                President and Chief
                                                Executive Officer

Scott M. Quist          48     December 1998    First Vice President, General
                                                Counsel, Chief Operating
                                                Officer and Director

G. Robert Quist         50     April 1999       Vice President, Secretary and
                                                Director

J. Lynn Beckstead, Jr.  48     March 2002       Vice President and Director

Charles L. Crittenden   82     December 1998    Director

Robert G. Hunter        42     December 1998    Director

H. Craig Moody          48     December 1998    Director

Norman G. Wilbur        63     December 1998    Director

Stephen M. Sill         56     March 2002       Vice President, Treasurer and
                                                Chief Financial Officer

Committees of the Board of Directors include an executive committee, on which George Quist, Scott Quist, and Moody serve; an audit committee, on which Crittenden, Moody, and Wilbur serve; and a compensation committee, on which Crittenden, Wilbur and George Quist serve.

The following is a description of the business experience of each of the directors and executive officers.

George R. Quist has been Chairman of the Board, President and Chief Executive Officer of the Company since December 1998. Mr. Quist has also served as Chairman of the Board, President and Chief Executive Officer of Security National Financial Corporation since October 1979. From 1960 to 1964, he was Executive Vice President and Treasurer of Pacific Guardian Life Insurance Company. From 1946 to 1960, he was an agent, District Manager and Associate General Agent for various insurance companies. Mr. Quist also served from 1981 to 1982 as the President of The National Association of Life Companies, a trade association of 642 life insurance companies, and from 1982 to 1983 as its Chairman of the Board.

Scott M. Quist has been First Vice President, General Counsel and a director of the Company since December 1998 and its Chief Operating Officer since October 2001. Mr. Quist has also served as First Vice President, General Counsel and a director of Security National Financial Corporation since May 1986 and its Chief Operating Officer since October 2001. From 1980 to 1982, Mr. Quist was a tax specialist with Peat, Marwick, Mitchell, & Co., in Dallas, Texas. From 1986 to 1991, he was a treasurer and director of The National Association of Life Companies, a trade association of 642 insurance companies until its merger with the American Council of Life Companies. Mr. Quist has been a member of the Board of Governors of the Forum 500 Section (representing small insurance companies) of the American Council of Life Insurance. Mr. Quist has also served as regional director of Key Bank of Utah since November 1993. Mr. Quist is currently a director and immediate past president of the National Alliance of Life Companies, a trade association of over 200 life companies.

G. Robert Quist has been a director of the Company since April 1999. Mr. Quist has also served as Vice President and Secretary of Security National Financial Corporation since March 15, 2002. He has served as President and a director of Big Willow Water Company since 1987 and as a director of Associated Investors Company of Hawaii since 1987. He has also served as a director and Secretary-Treasurer of the Utah Cemetery Association since 1987.

J. Lynn Beckstead Jr. has been a Vice President and a director of the Company since March 15, 2002. Mr. Beckstead has also served as Vice President and director of Security National Financial Corporation since March 15, 2002. In addition he is President of Security National Mortgage Company, an affiliate of the Company, and has served in this position since July 1993. From 1980 to 1993, Mr. Beckstead was Vice President and a director of Republic Mortgage Corporation. From 1983 to 1990, Mr. Beckstead was Vice President and director of Richards Woodbury Mortgage Corporation. From 1980 to 1983, he was a principal broker for Boardwalk Properties. From 1978 to 1980, Mr. Beckstead was a residential loan officer for Medallion Mortgage Company. From 1977 to 1978, he was a residential construction loan manager of Citizens Bank.

Charles L. Crittenden has been a director of the Company since December 1998. Mr. Crittenden is also a Director of Security National Financial Corporation and has served in this position since October 1979. Mr. Crittenden has been sole stockholder of Crittenden Paint & Glass Company since 1958. He is also an owner of Crittenden Enterprises, a real estate development company and Chairman of the Board of Linco, Inc.

Robert G. Hunter, M.D. has been a director of the Company since December 1998. Dr. Hunter is also a director of Security National Financial Corporation and has served in this position since October 1998. Dr. Hunter is currently a practicing physician in private practice. Dr. Hunter created the State Wide E.N.T. Organization (Rocky Mountain E.N.T., Inc.) where he is currently a member of the Executive Committee. He is Chairman of Surgery at Cottonwood Hospital, a delegate to the Utah Medical Association and a delegate representing Utah to the American Medical Association, and a member of several medical advisory boards.

H. Craig Moody has been a director of the Company since December 1998. Mr. Moody is also a director of Security National Financial Corporation and has served in this position since September 1995. Mr. Moody is owner of Moody & Associates, a political consulting and real estate company. He is a former Speaker and House Majority Leader of the House of Representatives of the State of Utah.

Norman G. Wilbur has been a director of the Company since December 1998. Mr. Wilbur is also a director of Security National Financial Corporation and has served in this position since October 1998. Mr Wilbur worked for J.C. Penny's regional offices in budget and analysis. His final position was Manager of Planning and Reporting for J.C. Penney's stores. After 36 years with J.C. Penny's, he took an option of an early retirement in 1997. Mr. Wilbur is a past board member of a homeless organization in Plano, Texas.

Stephen M. Sill has been Vice President, Treasurer and Chief Financial Officer of the Company since March 15, 2002. He has been a Vice President, Treasurer and Chief Financial Officer of Security National Financial Corporation since March 15, 2002. From 1998 to 2002, Mr. Sill was Vice President and Controller of the Company. From 1997 to 2002, Mr. Sill was Vice President and Controller of Security National Financial Corporation. From 1989 to 1993, he was Controller of Flying J. From 1978 to 1989, Mr. Sill was Senior Vice President and Controller of Surety Life Insurance Company. From 1975 to 1978, he was Vice President and Controller of Sambo's Restaurant, Inc. From 1974 to 1975, Mr. Sill was Director of Reporting of Northwest Pipeline Corporation. From 1970 to 1974, he was an auditor with Arthur Andersen & Co. Mr. Sill is a director of the Insurance Accounting and Systems Association (IASA), a national association of over 1,300 insurance companies and associate members.

Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company (the business biographies set forth above):

Name                       Age           Title
George R. Quist (1)        81       Chairman of the Board, President and
                                    Chief Executive Officer

Scott M. Quist (1)         48       First Vice President, General Counsel
                                    and Chief Operating Officer

G. Robert Quist (1)        50       Vice President and Secretary

Stephen M. Sill            56       Vice President, Treasurer and
                                    Chief Financial Officer

(1) George R. Quist is the father of Scott M. Quist and G. Robert Quist.

The Board of Directors of the Company has a written procedure which requires disclosure to the board of any material interest or any affiliation on the part of any of its officers, directors or employees which is in conflict or may be in conflict with the interests of the Company.

No director, officer or 5% stockholder of the Company or its subsidiaries, or any affiliate thereof has had any transactions with the Company or its subsidiaries during 2001 or 2000.

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

Item 11.  Executive compensation.
--------------------------------

     (a) Summary compensation. The following table sets forth, for each of the last three fiscal years, the compensation received by George R. Quist, Chairman of the Board, President and Chief Executive Officer of the Company, and all other executive officers at December 31, 2001, whose salary and bonus for all services in all capacities exceed $100,000 for the fiscal year ended December 31, 2001.


                           SUMMARY COMPENSATION TABLE

                                                                                       Long Term Compensation

                                           Annual Compensation                Awards           Awards       Payouts


    (a)                  (b)        (c)           (d)          (e)           (f)              (g)         (h)           (i)
                                                              Other      Restricted       Securities                All other
Name and                                                     Annual         Stock         Underlying     LTIP         Compen-
Principal                                                 Compensation     Awards          Options/     Payouts       sation
Position                Year     Salary($)     Bonus($)        ($)           ($)            SARs(#)       ($)            $
-----------------------------------------------------------------------------------------------------------------------------
President
and Chief
Executive
Officer
George R. Quist(1)   2001         $0              $0           $0            $0               N/A         N/A          N/A

George R. Quist(1)   2000         $0              $0           $0            $0               N/A         N/A          N/A

George R. Quist(1)   1999         $0              $0           $0            $0               N/A         N/A          N/A

          (1) Effective January 1, 1999, the Company entered into an Administrative Services Agreement with its ultimate parent Security National Financial Corporation (Security National). Under the terms of the Administrative Services Agreement, all of the Company's employees became employees of Security National. Administrative functions previously performed by the Company are now being furnished to the Company under this Agreement. The Company pays to Security National $250,000 per month or $3 million per year for the Administrative services.

     (b) Perquisites. Executive officers of the Company who are employees of the Company are covered under a group life, group disability, and hospitalization plan that does not discriminate in favor of officers and that is generally available to all salaried employees. The Company does not have a pension, retirement or other deferred compensation plan, or any other similar arrangement.

     (c) Director's fees and other fees. Directors did not receive any compensation in 1999, 2000 or 2001.

     (d) Compensation committee interlocks and insider participation. The Executive Committee of the Company's Board of Directors makes recommendation to the board concerning the compensation of the Company's executive officers. Subsequently, the board makes all final decisions concerning such compensation.

     (e) Employee contracts.  The Company does not have any employees contracts.
         ------------------

Item 12. Security ownership of certain beneficial owners and management.

The following table sets forth, as of December 31, 2001, information with respect to the only persons known by the Company to be the beneficial owner of more than 5% of the Company's outstanding voting securities:

                                                    Number of Shares
     Title                                            and Nature of
      of           Name and Address of                 Beneficial     Percent
     Class          Beneficial Owner                   Ownership      of Class
   ---------      ---------------------             ---------------  ---------
    Common   SSLIC Holding Company Inc., formerly
    Shares   Consolidare Enterprises, Inc.            1,095,496        57.4%
             c/o Security National Life Ins. Co.       Direct
             5300 S 360 W, Suite 200
             Salt Lake City, UT 84123

    Common  Security National Life Insurance Company   334,230         17.5%
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

During 2001 and 2000, gross commissions in the amount of $122,787 and $180,941 respectively, were earned by Insuradyne Corporation. At December 31, 2001, the Company owed $187,890 to Insuradyne as a result of commissions earned by Insuradyne but for which Insuradyne has not yet requested payment.

No director or officer of the Company or any associates of any director or officer of the Company was indebted to the Company at December 31, 2001.

The Company continues to be indebted to its parent, Security National Life Insurance Company (SNLIC), in the amount of $1,000,000, pursuant to a promissory note dated December 1988, which bears interest at the annual rate of interest equal to the prime rate (as hereinafter defined) plus 2%, with such interest rate not to be less than 9% nor in excess of 11%. For purposes of this promissory note, prime rate is defined to mean the prime rate as announced by Compass Bank, Birmingham, Alabama, from time to time, as its prime rate (which interest rate is only a bench mark, is purely discretionary and is not necessarily the best or lowest rate charged borrowing customers). This promissory note is due on demand and is payable out of capital surplus in excess of $1,900,000, pursuant to Florida Statutes ss.628.401 (1990). Interest and principal can only be repaid upon the express written approval of the Florida Department of Insurance.

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

The Administrative Services Agreement shall remain in effect for an initial term expiring on December 16, 2003. However, the term of the agreement may be automatically extended for an additional one-year term unless either the Company or SNFC shall deliver a written notice on or before September 30 of any year stating to the other its desire not to extend the term of the agreement. SSLIC Holding Company, a wholly owned subsidiary of SNLIC, and owns 75% of the outstanding shares of common stock of the Company. SNLIC is a wholly owned subsidiary of SNFC. In addition, George R. Quist, the Company's President and Chief Executive Officer is the President and Chief Executive Officer of SNFC; Scott M. Quist, the Company's First Vice President, General Counsel and Chief Operating Officer, is the First Vice President, General Counsel and Chief Operating Officer of SNFC; G. Robert Quist, the Company's Vice President and Secretary, is the Vice President and Secretary of SNFC; Stephen M. Sill, the Company's Vice President, Treasurer and Chief Financial Officer, is the Vice President, Treasurer and Chief Financial Officer of SNFC. Finally, the directors of the Company, with the exception of G. Robert Quist, also serve as the directors of SNFC. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

On December 28, 1998 the Company entered into a Loan Funding and Fee Agreement and Agency Agreement (the "Agreement") with Security National Mortgage Company ("SNMC"), a subsidiary of SNFC. Under the terms of the Agreement, SNMC assigns its interest in residential mortgage loans that have been pre-sold to third party investors to the Company. The Company purchases these loans and holds them as short-term investments until it receives the proceeds from the third-party investors. The Company receives fee income from SNMC based upon how long the loans were outstanding. At December 31, 2001 and 2000, the Company had outstanding loan purchases of $13,860,534 and $7,814,813, respectively. Included in investment income is $984,872 and $732,691 for the years ended December 31, 2001 and 2000, respectively.

The Company received for the years ended December 31, 2001 and 2000, $132,141 and $182,248, respectively, as rental income from SNFC for a lease of office space in the Company's building under the terms of the Administrative Services Agreement.

The Company received for the year ended December 31, 2001 and 2000, $77,394 and $123,393, respectively, in interest income from SNFC for short-term loans of which none were outstanding as of December 31, 2001.

                                     PART IV


Item 14. Financial statements, exhibits filed and reports on Form 10-K.

                                                                    Page Number
   (a)      1.       See item 8
                           ----------

            2.       Supplemental Schedules

                     Required Financial Data - for the years ended December 31, 2001, 2000 and 1999 - included in Part II, Item 8:

                     Schedule I - Summary of Investments -
                     Other than Investments in Related
                     Parties................................................40

                     Schedule III - Supplementary Insurance
                     Information............................................41

                     Schedule IV - Reinsurance..............................42

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

b)        Reports on Form 8-K
          -------------------

          None

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY


Dated: March 29, 2002                 By:     George R. Quist
                                              ------------------------
                                              George R. Quist
                                              Chairman of the Board, President
                                              and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated:



Signature                      Title                               Date
---------                      -----                               ----
George R. Quist              Chairman of the                    March 29, 2002
                             Board, President and
                             Chief Executive Officer
                             (Principal Executive
                             Officer)

Scott M. Quist               First Vice President,              March 29, 2002
                             General Counsel, Chief
                             Operating Officer and
                             Director

Stephen M. Sill              Vice President and
                             Treasurer (Principal
                             Financial and Accounting
                             Officer)                           March 29, 2002

G. Robert Quist              Vice President, Secretary
                             and Director                       March 29, 2002

J. Lynn Beckstead, Jr.       Vice President and Director        March 29, 2002

Charles L. Crittenden        Director                           March 29, 2002

Robert G. Hunter             Director                           March 29, 2002

H. Craig Moody               Director                           March 29, 2002

Norman G. Wilbur             Director                           March 29, 2002

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                   EXHIBIT 11

                            COMPUTATION OF NET INCOME

                                PER COMMON SHARE



                         2001         2000         1999
                     ----------    ---------    ----------
Weighted Average
Shares Outstanding    1,907,989    1,907,989    1,907,989
Net Income (Loss)    $   70,976   $  160,260   $  631,958
Per Share Amount     $      .04   $      .08   $      .33