Form 10-Q
period 2002-03-31
SOUTHERN SECURITY LIFE INSURANCE CO
filed 2002-05-15
CIK 109747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended March 31, 2002               Commission File Number: 2-35669




                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            Exact Name of Registrant.




           FLORIDA                                      59-1231733
--------------------------------                 -------------------------
(State or other jurisdiction of                  IRS Identification Number
incorporation or organization)




755 Rinehart Road, Lake Mary, Florida                    32746
(Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including Area Code  (407) 321-7113



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  XX         NO



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $1.00 par value              1,907,989
         Title of Class                  Number of Shares Outstanding as
                                                 of March 31, 2002

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                    FORM 10Q

                          QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



Item 1 Financial Statements                                           Page No.

           Statement of Operations - Three Months ended
           March 31, 2001 and 2002 (unaudited)...........................3

           Balance Sheet - March 31, 2002 (unaudited)
           and December 31, 2001.........................................4-5

           Statement of Cash Flows - Three Months ended March 31,
           2002 and 2001 (unaudited).....................................6

           Notes to Condensed Financial Statements.......................7


Item 2

           Management's Discussion and Analysis......................... 7-9

Item 3

           Quantitative and Qualitative Disclosure of Market Risk........9


                           PART II - OTHER INFORMATION


           Other Information.............................................10-11

           Signature Page................................................12

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                             Statement of Operations
                                   (Unaudited)



                                                  Three Months Ended March 31,
                                                      2002             2001
                                                  (Unaudited)       (Unaudited)
Revenues:
Net insurance revenues                              $1,592,520       $1,854,427
Net investment income                                  951,043          918,217
                                                     2,543,563        2,772,644
                                                    ----------       ----------
Benefits, claims and expenses:
Benefits and claims                                  1,053,208        1,183,971
Amortization of deferred policy
   acquisition costs                                   507,627          753,140
Operating expenses                                     928,042          872,817
                                                     2,488,877        2,809,928

Income (loss) before income taxes                       54,686          (37,284)
Income tax expense (benefit)                            11,000           (7,500)

      Net income (loss)                                $43,686         $(29,784)

Basic and diluted net income
   (loss) per share of common stock                      $0.02           $(0.02)

Weighted average outstanding
   common shares - basic and
   diluted                                           1,907,989        1,907,989














See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                  BALANCE SHEET




                                                 March 31, 2002    December 31,
                                                  (Unaudited)         2001

Assets:
Investments:
   Fixed maturities held-to-maturity                 $2,349,558     $3,156,650
   Securities available-for-sale,
     at fair value:
     Fixed maturities                                20,675,864     21,364,731
     Equity securities                                  378,063        372,183
   Mortgage loans                                     2,258,651      2,268,292
   Policy and student loans                           8,107,023      8,181,223
   Short-term investments                            12,464,278     13,860,534
                                                     46,233,437     49,203,613

Cash and cash equivalents                             4,811,435      1,969,055
Accrued investment income                               726,059        613,280
Deferred policy acquisition costs                    13,222,416     12,974,390
Policyholders' account balances on
   deposit with reinsurer                             7,120,360      7,148,068
Reinsurance receivable                                  346,101        569,163
Receivables:
   Agent balances                                     1,002,814      1,005,535
   Other                                                451,133        722,075
Property and equipment, net, at cost                  2,476,132      2,491,062
Investment in affiliate at cost                         783,087        783,087

   Total assets                                     $77,172,974    $77,479,328



























See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            BALANCE SHEET (Continued)



                                                  March 31, 2002   December 31,
                                                    (Unaudited)       2001

Liabilities and Shareholders' Equity:
Liabilities:
   Policy liabilities and accruals                    $2,812,481    $2,901,599
  Future policy benefits:
     Policyholders' account balances                  47,478,273    47,601,259
     Unearned revenue                                  4,803,898     4,694,563
     Other policy claims and benefits
       payable                                         1,072,718     1,147,403
   Other policyholders' funds, dividend
     and endowment accumulations                          66,464        64,045
   Funds held related to reinsurance
      treaties                                         1,359,640     1,379,640
   Note payable to related party                       1,000,000     1,000,000
   Due to affiliated companies                           241,265       193,689
   General expenses accrued                              100,659        93,436
   Unearned investment income                            361,264       357,322
   Other liabilities                                     270,852       247,665
   Income taxes                                          814,702       895,437

      Total liabilities                               60,382,216    60,576,058

Shareholders' equity:
   Common stock, $1 par, authorized
     3,000,000 shares; issued and out-
     standing, 1,907,989 shares                        1,907,989     1,907,989
   Capital in excess of par                            4,011,519     4,011,519
   Accumulated other comprehensive
      income (loss)                                      401,934       558,131
   Retained earnings                                  10,469,316    10,425,631

      Total shareholders' equity                      16,790,758    16,903,270

Commitments and contingencies                                 --        --

      Total liabilities and
         shareholders' equity                        $77,172,974   $77,479,328



















See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                   Three Months Ended March 31,
                                                     2002              2001

Net cash provided by operating activities           $788,287          $80,558

Cash flows (used in) provided by
   investing activities:
   Proceeds from maturity of
      held-to-maturity securities                    808,635          552,877
   Proceeds from maturity of available
      for-sale securities                            300,000            6,250
   Mortgage loan repayments                            9,641            8,028
   Net change in short-term investments            1,396,256       (2,049,501)
   Net change in policy and student loans             74,200          (60,771)
   Acquisition of property and equipment             (17,447)         (15,576)

Net cash (used in) provided by
   investing activities                            2,571,285       (1,558,693)

Cash flow used in financing activities:
   Receipts from universal life and
      certain annuity policies credited
      to policyholder account balances             1,338,715        1,321,065

   Return of policyholder balances
      on universal life and certain
      annuity policies                            (1,855,907)      (1,938,712)

Net cash used in financing activities               (517,192)        (617,647)

(Decrease) increase in cash and
   cash equivalents                                2,842,380       (2,095,782)

Cash and cash equivalents at beginning
   of period                                       1,969,055        2,513,668

Cash and cash equivalents at
   end of period                                  $4,811,435         $417,886













See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                     Notes to Condensed Financial Statements
                                 March 31, 2002
                                   (Unaudited)


1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments and accruals considered necessary for fair presentation of financial information have been included in the opinion of management, and are of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results. These statements should be read in conjunction with the financial statements and the notes thereto included in the Southern Security Life Insurance Company 2001 Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (file number 2-35669).

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

2. Comprehensive Income

For the three months ended March 31, 2002 and 2001, total  comprehensive  income
(loss) was $(112,511) and $386,369, respectively.

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

Results of Operations

First Quarter of 2002 Compared to First Quarter of 2001

Total revenues decreased by $229,000, or 8.3%, to $2,544,000 for the three months ended March 31, 2002, from $2,773,000 for the three months ended March 31, 2001. Contributing to this decrease was a $261,000 decrease in net insurance revenues.

Net insurance revenues decreased by $261,000, or 14.1%, to $1,593,000 for the three months ended March 31, 2002, from $1,854,000 for the comparable period in 2001. This decrease was primarily the result of a decrease in the amortization of unearned revenue to the Company's current actuarial assumptions.

Net investment income increased by $33,000, or 3.6%, to $951,000 for the three months ended March 31, 2002, from $918,000 for the comparable period in 2001. This increase was due to higher interest rates on short-term investments.

Benefits and claims decreased by $131,000, or 11.0%, to $1,053,000 for the three months ended March 31, 2002, from $1,184,000 for the comparable period in 2001. This decrease was primarily due to a decrease in death claims and reserves.

The amortization of deferred policy acquisition costs decreased by $245,000,or 32.6%, to $508,000 for the three months ended March 31, 2002, from $753,000 for the comparable period in 2001. The decrease was primarily due to the adjustment of the amortization rate to the Company's current actuarial assumptions.

Operating expenses increased by $55,000, or 6.3%, to $928,000 for the three months ended March 31, 2002, from $873,000 for the comparable period in 2001. This increase was primarily the result of additional marketing expenses, legal fees and the deferral of fewer expenses.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing life insurance companies. Bonds owned by the Company amounted to $23,025,000 as of March 31, 2002, as compared to $24,521,000 as of December 31, 2001. This represents 49.8% of the total investments as of March 31, 2002 and December 31, 2001. Generally, all bonds owned by the Company are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At March 31, 2002, and at December 31, 2001, the Company had investments in bonds in rating categories three through six, which are considered non-investment grade, of $482,000.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At March 31, 2002 and December 31, 2001, the Company exceeded the regulatory criteria.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2001 was 13.8% as compared to a rate of 16.1% for 2000. The 2002 lapse rate is approximately the same as 2001.

At March 31, 2002, $8,557,279 of the Company's stockholders' equity represented the statutory stockholders' equity. The Company cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

The Company has no material commitments for capital expenditures.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 2001.

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


                                   REGISTRANT

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                   Registrant



DATED: May 15, 2002                       By:     George R. Quist,
                                                  Chairman of the Board,
                                                  President and Chief Executive
                                                  Officer (Principal Executive
                                                  Officer)


DATED: May 15, 2002                       By:     Stephen M. Sill
                                                  Vice President and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)