Form 10-Q
period 2002-06-30
SOUTHERN SECURITY LIFE INSURANCE CO
filed 2002-08-14
CIK 109747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended June 30, 2002              Commission File Number: 2-35669
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

                                    YES  XX         NO
                                        ----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $1.00 par value               2,003,388
-------------------------------------       ------------------------------
         Title of Class                     Number of Shares Outstanding as
                                                  of June 30, 2002

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                    FORM 10Q

                           QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



Item 1 Financial Statements                                         Page No.
------                                                              --------

      Statement of Operations - Six and Three Months
      ended June 30, 2001 and 2002 (unaudited)..........................3

      Balance Sheet - June 30, 2002 (unaudited)
      and December 31, 2001...........................................4-5

      Statement of Cash Flows - Six Months ended June 30,
      2002 and 2001 (unaudited).........................................6

      Notes to Condensed Financial Statements...........................7


Item 2

      Management's Discussion and Analysis........................... 7-9

Item 3

      Quantitative and Qualitative Disclosure of Market Risk............9


                           PART II - OTHER INFORMATION


      Other Information.............................................10-11

      Signature Page...................................................12

      Certification....................................................12




                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                             Statement of Operations
                                   (Unaudited)



                                         Six Months Ended June 30,     Three Months Ended June 30,
                                           2002          2001            2002            2001
                                       (Unaudited)   (Unaudited)       (Unaudited)    (Unaudited)
                                       -----------   -----------       -----------    -----------
Revenues:
--------
Net insurance revenues                 $3,345,416     $3,401,629     $1,752,896     $1,547,202
Net investment income                   1,911,155      1,837,411        960,112        919,194
                                      -----------    -----------    -----------    -----------
                                        5,256,571      5,239,040      2,713,008      2,466,396
                                      -----------    -----------    -----------    -----------

Benefits, claims and expenses:
                                                                                   -----------
Benefits and claims                     2,385,057      2,308,945      1,331,849      1,124,974
Amortization of deferred policy
   acquisition costs                    1,114,969      1,299,751        607,342        546,611
Operating expenses                      1,830,365      1,805,715        902,323        932,898
                                      -----------    -----------    -----------    -----------
                                        5,330,391      5,414,411      2,841,514      2,604,483
                                      -----------    -----------    -----------    -----------

Income (loss) before income taxes         (73,820)      (175,371)      (128,506)      (138,087)
Income tax expense (benefit)              (16,512)       (35,000)       (27,512)       (27,500)
                                      -----------    -----------    -----------    -----------

      Net income (loss)                  $(57,308)     $(140,371)     $(100,994)     $(110,587)
                                      ===========    ===========    ===========    ===========

Basic and diluted net income
   (loss) per share of common stock         $(.03)         $(.07)         $(.05)         $(.06)
                                            =====          =====          =====          =====

Weighted average outstanding
   common shares - basic and
   diluted                              1,955,689      1,907,989      2,003,388      1,907,989
                                      ===========    ===========    ===========    ===========














See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                  BALANCE SHEET




                                                    June 30, 2002   December 31,
                                                     (Unaudited)       2001
                                                   --------------   -----------

Assets:
Investments:
   Fixed maturities held-to-maturity                 $4,077,927      $3,156,650
   Securities available-for-sale,
     at fair value:
     Fixed maturities                                19,126,277      21,364,731
     Equity securities                                  331,838         372,183
   Mortgage loans                                     2,257,591       2,268,292
   Policy and student loans                           7,960,987       8,181,223
   Short-term investments                            13,203,058      13,860,534
                                                    -----------     -----------
                                                     46,957,678      49,203,613

Cash and cash equivalents                             4,953,603       1,969,055
Accrued investment income                               535,656         613,280
Deferred policy acquisition costs                    13,175,187      12,974,390
Policyholders' account balances on
   deposit with reinsurer                             7,081,246       7,148,068
Reinsurance receivable                                  286,741         569,163
Receivables:
   Agent balances                                       769,814       1,005,535
   Other                                                587,672         722,075
Property and equipment, net, at cost                  2,447,892       2,491,062
Investment in affiliate at cost                         745,263         783,087
                                                    -----------     -----------

   Total assets                                     $77,540,752     $77,479,328
                                                    ===========     ===========



























See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            BALANCE SHEET (Continued)




                                                    June 30, 2002   December 31,
                                                      (Unaudited)      2001
                                                   --------------   -----------

Liabilities and Shareholders' Equity:
Liabilities:
   Policy liabilities and accruals                    $2,970,827     $2,901,599
  Future policy benefits:
     Policyholders' account balances                  47,473,656     47,601,259
     Unearned revenue                                  4,691,189      4,694,563
     Other policy claims and benefits
       payable                                         1,084,268      1,147,403
   Other policyholders' funds, dividend
     and endowment accumulations                          62,492         64,045
   Funds held related to reinsurance
      treaties                                         1,342,235      1,379,640
   Note payable to related party                       1,000,000      1,000,000
   Due to affiliated companies                           314,619        193,689
   General expenses accrued                               74,460         93,436
   Unearned investment income                            354,208        357,322
   Other liabilities                                     278,604        247,665
   Income taxes                                          938,894        895,437
                                                     -----------    -----------

      Total liabilities                               60,585,452     60,576,058
                                                     -----------    -----------

Shareholders' equity:
   Common stock, $1 par, authorized
     3,000,000 shares; issued and out-
     standing, 2,003,388 shares in 2002
      and 1,907,989 in 2001                            2,003,388      1,907,989
   Capital in excess of par                            4,267,188      4,011,519
   Accumulated other comprehensive
      income (loss)                                      667,470        558,131
   Retained earnings                                  10,017,254     10,425,631
                                                     -----------    -----------

      Total shareholders' equity                      16,955,300     16,903,270

Commitments and contingencies                                 --         --

      Total liabilities and
         shareholders' equity                        $77,540,752    $77,479,328
                                                     ===========    ===========



















See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                   Six Months Ended June 30,
                                                    2002                2001
                                                    ----                ----

Net cash provided by operating activities          $ 1,812,068      $ 1,606,085
                                                   -----------      -----------

Cash flows (used in) provided by
   investing activities:
   Proceeds from maturity of
      held-to-maturity securities                      867,620        1,607,279
   Proceeds from maturity of available
      for-sale securities                            2,300,000        1,064,816
   Proceeds from sale of available for
      sale equity securities                            37,824           11,270
   Purchase of investments held to
      maturity                                      (1,784,283)            --
   Mortgage loan repayments                             10,701           15,432
   Net change in short-term investments                657,476       (3,048,865)
   Net change in policy and student loans              220,236           70,072
   Acquisition of property and equipment               (21,831)         (64,927)
                                                   -----------      -----------

Net cash (used in) provided by
   investing activities                              2,287,743         (344,923)
                                                   -----------      -----------

Cash flow used in financing activities:
   Receipts from universal life and
      certain annuity policies credited
      to policyholder account balances               2,573,248        2,567,825

   Return of policyholder balances
      on universal life and certain
      annuity policies                              (3,688,511)      (4,392,326)
                                                   -----------      -----------

Net cash used in financing activities               (1,115,263)      (1,824,501)
                                                   -----------      -----------

(Decrease) increase in cash and
   cash equivalents                                  2,984,548         (563,339)

Cash and cash equivalents at beginning
   of period                                         1,969,055        2,513,668
                                                   -----------      -----------

Cash and cash equivalents at
   end of period                                    $4,953,603       $1,950,329
                                                   ===========      ===========













See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                     Notes to Condensed Financial Statements
                                  June 30, 2002
                                   (Unaudited)


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

2. Comprehensive Income

For the six months ended June 30, 2002 and 2001, total comprehensive income was $52,031 and $218,153, respectively. For the three months ended June 30, 2002 and 2001, total comprehensive income (loss) was $164,542 and $(168,216) respectively.

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

Results of Operations

Six Months Ended June 30, 2002 compared to Six Months Ended June 30, 2001

Total revenues increased by $18,000, or .3%, to $5,257,000 for the six months ended June 30, 2002, from $5,239,000 for the six months ended June 30, 2001. Contributing to this increase was a $74,000 increase in net investment income.

Net insurance revenues decreased by $57,000, or 1.7%, to $3,345,000 for the six months ended June 30, 2002, from $3,402,000 for the six months ended June 30, 2001. This decrease was primarily the result of the declining sales of the Company's universal life business.

Net investment income increased by $74,000, or 4.0%, to $1,911,000 for the six months ended June 30, 2002, from $1,837,000 for the six months ended June 30, 2001. This increase was due to additional rental income from new tenants in the Company's office building.

Benefits and claims increased by $76,000, or 3.3%, to $2,385,000 for the six months ended June 30, 2002, from $2,309,000 for the comparable period in 2001. This increase was primarily due to an increase in death claims and traditional life reserves.

The amortization of deferred policy acquisition costs decreased by $185,000, or 14.2%, to $1,115,000 for the six months ended June 30, 2002, from $1,300,000 for the comparable period in 2001. This decrease was in line with actuarial assumptions.

Operating expenses increased by $24,000, or 1.4%, to $1,830,000 for the six months ended June 30, 2002, from $1,806,000 for the same period in 2001. This increase was primarily the result of additional legal fees expended for litigation purposes.

Second Quarter of 2002 Compared to Second Quarter of 2001

Total revenues increased by $247,000, or 10.0%, to $2,713,000 for the three months ended June 30, 2002, from $2,466,000 for the six months ended June 30, 2001. Contributing to this increase was a $206,000 increase in net insurance revenues and a $41,000 increase in net investment income.

Net insurance revenues increased by $206,000, or 13.3%, to $1,753,000 for the three months ended June 30, 2002, from $1,547,000 for the comparable period in 2001. This increase was primarily the result of an increase in the amortization of unearned revenue to the Company's current actuarial assumptions.

Net investment income increased by $41,000, or 4.5%, to $960,000 for the three months ended June 30, 2002, from $919,000 for the comparable period in 2001. This increase was due to additional rental income from new tenants in the Company's office building.

Benefits and claims increased by $207,000, or 18.4%, to $1,332,000 for the three months ended June 30, 2002, from $1,125,000 for the comparable period in 2001. This increase was primarily due to an increase in death claims and traditional life reserves.

The amortization of deferred policy acquisition costs increased by $60,000, or 11.1%, to $607,000 for the three months ended June 30, 2002, from $547,000 for the comparable period in 2001. The increase was primarily due to the adjustment of the amortization rate to the Company's current actuarial assumptions.

Operating expenses decreased by $31,000, or 3.3%, to $902,000 for the three months ended June 30, 2002, from $933,000 for the comparable period in 2001. This decrease was primarily the result of lower bank charges and other administrative expenses.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing life insurance companies. Bonds owned by the Company amounted to $23,204,000 as of June 30, 2002, as compared to $24,521,000 as of December 31,
2001. This represents 49.4% and 49.8% of the total investments as of June 30, 2002 and December 31, 2001, respectively. Generally, all bonds owned by the Company are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At June 30, 2002, and at December 31, 2001, the Company had investments in bonds in rating categories three through six, which are considered non-investment grade, of $482,000.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At June 30, 2002 and December 31, 2001, the Company exceeded the regulatory criteria.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2001 was 13.8% as compared to a rate of 16.1% for 2000. The 2002 lapse rate is approximately the same as 2001.

At June 30, 2002, $9,126,000 of the Company's stockholders' equity represented the statutory stockholders' equity. The Company cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

The Company has no material commitments for capital expenditures.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 2001.

                           Part II Other Information:

Item 1.        Legal Proceedings

               An action was brought against the Company in July 1999 by Dorothy Ruth Campbell in the Circuit Court of Escambia County, Alabama. The action arises out of a denial of coverage under a $10,000 insurance policy. The claims are for breach of contract, bad faith and fraudulent misrepresentation. In the action, Campbell seeks compensatory and punitive damages plus interest. The Company has filed its response to the complaint and certain discovery has taken place. A motion for summary judgment filed on behalf of the Company was denied. A trial date has yet to be set as the Company continues to vigorously defend the matter.

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

               NGU alleges that it "has been damaged far in excess of the $75,000 minimum jurisdictional limits of this Court." NGU also seeks attorney's fees and costs as well as prejudgment and postjudgment interest. A second amended complaint and a third amended complaint which included a fraud claim were filed. A motion was filed by the Company to dismiss the third amended complaint, including the fraud claim. The court denied the motion. The Company has counterclaimed for what it claims to be a debit balance owing to it pursuant to the relationship between the parties with said counterclaim seeking a substantial amount from NGU (said amount potentially subject to reduction as premiums are received). The Company is also seeking to recover attorney's fees and costs, as well punitive damages on three of its causes of action. A response has not yet been filed to the amended counterclaim. The change of venue motion of the Company was denied. Certain discovery has taken place and further discovery is anticipated, e.g., depositions. The Company intends to vigorously defend the matter as well as prosecute its counterclaims.

               An action was brought by Bernice Johnson against the Company in May, 2002 in the Circuit Court of Jefferson County, Alabama, Civil Action No. CV02 2963. The face amount of coverage under the policy is $15,000. The insured died in July 2001. Claims are made for non-payment of the policy amount. The claims for relief include misrepresentation, mental anguish and emotional distress, fraud, intentional and bad faith, non-payment of the benefit, intentional and bad faith failure to investigate the claim for benefits, reckless and negligent and wanton action relative to misrepresentation and/or concealment of facts, negligence and the wanton hiring, training and supervision of agent. Compensatory and punitive damages are sought along with interest and costs. An answer has been filed by the Company and discovery is in process.

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

                                   REGISTRANT

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                   Registrant


DATED: August 14, 2002                By:     George R. Quist,
                                              ----------------
                                              Chairman of the Board,
                                              Chief Executive Officer
                                              (Principal Executive Officer)


DATED: August 14, 2002                By:     Stephen M. Sill
                                              ---------------
                                              Vice President, Treasurer and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Southern Security Life Insurance Company (the "Company") on Form 10Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George R. Quist, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

          (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  the information  contained in the Report fairly presents,  in all
               material  respects,   the  financial   condition  and  result  of
               operations of the Company.

George R. Quist
Chief Executive Officer
August 14, 2002

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Southern Security Life Insurance Company (the "Company") on Form 10Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Sill, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

          (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  the information  contained in the Report fairly presents,  in all
               material  respects,   the  financial   condition  and  result  of
               operations of the Company.

Stephen M. Sill
Chief Financial Officer
August 14, 2002