Form 10-Q
period 2002-09-30
SOUTHERN SECURITY LIFE INSURANCE CO
filed 2002-11-14
CIK 109747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended September 30, 2002         Commission File Number: 2-35669
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

                                    YES  XX         NO
                                        ----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $1.00 par value                  2,003,388
-------------------------------------          ------------------------------
         Title of Class                        Number of Shares Outstanding as
                                                    of September 30, 2002

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                    FORM 10Q

                        QUARTER ENDED September 30, 2002

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



Item 1 Financial Statements                                      Page No.
------                                                           --------

           Statement of Operations - Nine and Three Months
           ended September 30, 2001 and 2002 (unaudited)................3

           Balance Sheet - September 30, 2002 (unaudited)
           and December 31, 2001........................................4-5

           Statement of Cash Flows - Nine Months ended September 30,
           2002 and 2001 (unaudited)....................................6

           Notes to Condensed Financial Statements......................7


Item 2

           Management's Discussion and Analysis........................ 7-9

Item 3

           Quantitative and Qualitative Disclosure of Market Risk.......9

Item 4

           Controls and Procedures......................................9

                           PART II - OTHER INFORMATION


           Other Information............................................10-12

           Signature Page...............................................13

           Certification................................................13-15




                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                             Statement of Operations
                                   (Unaudited)


                                    Nine Months Ended September 30,  Three Months Ended September 30,
                                        2002           2001             2002         2001
                                     (Unaudited)     (Unaudited)     (Unaudited)  (Unaudited)
                                     -----------     -----------     -----------   -----------
Revenues:
--------
Net insurance revenues                 $5,185,999     $5,206,038     $1,840,583     $1,804,409
Net investment income                   2,881,643      2,782,242        970,488        944,831
                                      -----------    -----------    -----------    -----------
                                        8,067,642      7,988,280      2,811,071      2,749,240
                                      -----------    -----------    -----------    -----------

Benefits, claims and expenses:
                                                                                   -----------
Benefits and claims                     3,659,021      3,618,786      1,273,964      1,309,841
Amortization of deferred policy
   acquisition costs                    1,750,453      1,947,070        635,484        647,319
Operating expenses                      2,749,540      2,659,710        919,175        853,995
                                      -----------    -----------    -----------    -----------
                                        8,159,014      8,225,566      2,828,623      2,811,155
                                      -----------    -----------    -----------    -----------

Income (loss) before income taxes         (91,372)      (237,286)       (17,552)       (61,915)
Income tax expense (benefit)              (18,512)       (49,000)        (2,000)       (14,000)
                                      -----------    -----------    -----------    -----------

      Net income (loss)                  $(72,860)     $(188,286)      $(15,552)      $(47,915)
                                      ===========    ===========    ===========    ===========

Basic and diluted net income
   (loss) per share of common stock         $(.04)         $(.10)         $(.01)         $(.03)
                                      ===========    ===========    ===========    ===========

Weighted average outstanding
   common shares - basic and
   diluted                              1,971,592      1,907,989      2,003,388      1,907,989
                                      ===========    ===========    ===========    ===========














See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                  BALANCE SHEET



                                               September 30, 2002   December 31,
                                                   (Unaudited)        2001
                                                --------------     -----------

Assets:
Investments:
   Fixed maturities held-to-maturity                 $4,025,550       $3,156,650
   Securities available-for-sale,
     at fair value:
     Fixed maturities                                18,516,129       21,364,731
     Equity securities                                  258,692          372,183
   Mortgage loans                                     2,252,553        2,268,292
   Policy and student loans                           8,003,000        8,181,223
   Short-term investments                            16,922,463       13,860,534
                                                    -----------      -----------
                                                     49,978,387       49,203,613

Cash and cash equivalents                             1,730,457        1,969,055
Accrued investment income                               678,101          613,280
Deferred policy acquisition costs                    13,110,180       12,974,390
Policyholders' account balances on
   deposit with reinsurer                             7,011,221        7,148,068
Reinsurance receivable                                  300,405          569,163
Receivables:
   Agent balances                                       784,030        1,005,535
   Other                                                775,523          722,075
Property and equipment, net, at cost                  2,424,767        2,491,062
Investment in affiliate at cost                         745,263          783,087
                                                    -----------      -----------

   Total assets                                     $77,538,334      $77,479,328
                                                    ===========      ===========



























See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            BALANCE SHEET (Continued)




                                               September 30, 2002  December 31,
                                                 (Unaudited)         2001
                                                --------------     -----------

Liabilities and Shareholders' Equity:
Liabilities:
   Policy liabilities and accruals                    $3,091,469      $2,901,599
  Future policy benefits:
     Policyholders' account balances                  47,142,612      47,601,259
     Unearned revenue                                  4,582,816       4,694,563
     Other policy claims and benefits
       payable                                         1,325,977       1,147,403
   Other policyholders' funds, dividend
     and endowment accumulations                          62,947          64,045
   Funds held related to reinsurance
      treaties                                         1,343,970       1,379,640
   Note payable to related party                       1,000,000       1,000,000
   Due to affiliated companies                            53,883         193,689
   General expenses accrued                              111,780          93,436
   Unearned investment income                            371,481         357,322
   Other liabilities                                     241,035         247,665
   Income taxes                                        1,060,371         895,437
                                                     -----------     -----------

      Total liabilities                               60,388,341      60,576,058
                                                     -----------     -----------

Shareholders' equity:
   Common stock, $1 par, authorized
     3,000,000 shares; issued and out-
     standing, 2,003,388 shares in 2002
      and 1,907,989 in 2001                            2,003,388       1,907,989
   Capital in excess of par                            4,267,188       4,011,519
   Accumulated other comprehensive
      income (loss)                                      877,715         558,131
   Retained earnings                                  10,001,702      10,425,631
                                                     -----------     -----------

      Total shareholders' equity                      17,149,993      16,903,270
                                                     -----------     -----------

Commitments and contingencies                                 --              --

      Total liabilities and
         shareholders' equity                        $77,538,334     $77,479,328
                                                     ===========     ===========



















See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                Nine Months Ended September 30,
                                                   2002             2001
                                                   ----             ----

Net cash provided by operating activities           $2,064,806       $1,945,792
                                                   -----------      -----------

Cash flows (used in) provided by
   investing activities:
   Proceeds from maturity of
      held-to-maturity securities                      924,791        2,163,463
   Proceeds from maturity of available
      for-sale securities                            3,300,000        1,064,816
   Proceeds from sale of available for
      sale equity securities                            37,824           11,270
   Purchase of investments held to
      maturity                                      (1,784,283)              --
   Mortgage loan repayments                             15,739           20,509
   Net change in short-term investments             (3,061,929)      (4,609,951)
   Net change in policy and student loans              178,223           14,943
   Acquisition of property and equipment               (31,378)         (78,009)
                                                   -----------      -----------

Net cash used in investing activities                 (421,013)      (1,412,959)
                                                   -----------      -----------

Cash flow used in financing activities:
   Receipts from universal life and
      certain annuity policies credited
      to policyholder account balances               3,700,109        3,811,132

   Return of policyholder balances
      on universal life and certain
      annuity policies                              (5,582,500)      (6,343,381)
                                                   -----------      -----------

Net cash used in financing activities               (1,882,391)      (2,532,249)
                                                   -----------      -----------

Decrease in cash and cash equivalents                 (238,598)      (1,999,416)

Cash and cash equivalents at beginning
   of period                                         1,969,055        2,513,668
                                                   -----------      -----------

Cash and cash equivalents at
   end of period                                    $1,730,457         $514,252
                                                   ===========      ===========













See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                     Notes to Condensed Financial Statements
                               September 30, 2002
                                   (Unaudited)


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

2. Comprehensive Income

For the nine months ended September 30, 2002 and 2001, total comprehensive income was $246,724 and $471,814, respectively. For the three months ended September 30, 2002 and 2001, total comprehensive income was $194,693 and $253,661 respectively.

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

Results of Operations

Nine Months Ended September 30, 2002 compared to Nine Months Ended September 30, 2001

Total revenues increased by $80,000, or 1.0%, to $8,068,000 for the nine months ended September 30, 2002, from $7,988,000 for the nine months ended September 30, 2001. Contributing to this increase was a $100,000 increase in net investment income.

Net insurance revenues decreased by $20,000, or .4%, to $5,186,000 for the nine months ended September 30, 2002, from $5,206,000 for the nine months ended September 30, 2001. This decrease was primarily the result of the declining sales of the Company's universal life business.

Net investment income increased by $100,000, or 3.6%, to $2,882,000 for the nine months ended September 30, 2002, from $2,782,000 for the nine months ended September 30, 2001. This increase was due to additional rental income from new tenants in the Company's office building.

Benefits and claims increased by $40,000, or 1.1%, to $3,659,000 for the nine months ended September 30, 2002, from $3,619,000 for the comparable period in 2001. This increase was primarily due to an increase in death claims.

Amortization of deferred policy acquisition costs decreased by $197,000, or 10.1%, to $1,750,000 for the nine months ended September 30, 2002, from $1,947,000 for the comparable period in 2001. This decrease was in line with actuarial assumptions.

Operating expenses increased by $90,000, or 3.4%, to $2,750,000 for the nine months ended September 30, 2002, from $2,660,000 for the same period in 2001. This increase was primarily the result of additional legal fees expended for litigation purposes.

Third Quarter of 2002 Compared to Third Quarter of 2001

Total revenues increased by $62,000, or 2.2%, to $2,811,000 for the three months ended September 30, 2002, from $2,749,000 for the three months ended September 30, 2001. Contributing to this increase was a $37,000 increase in net insurance revenues and a $25,000 increase in net investment income.

Net insurance revenues increased by $37,000, or 2.0%, to $1,841,000 for the three months ended September 30, 2002, from $1,804,000 for the comparable period in 2001. This increase was primarily the result of an increase in the amortization of unearned revenue to the Company's current actuarial assumptions.

Net investment income increased by $25,000, or 2.7%, to $970,000 for the three months ended September 30, 2002, from $945,000 for the comparable period in 2001. This increase was due to additional rental income from new tenants in the Company's office building.

Benefits and claims decreased by $36,000, or 2.7%, to $1,274,000 for the three months ended September 30, 2002, from $1,310,000 for the comparable period in 2001. This decrease was primarily due to a decrease in policyholder reserves.

Amortization of deferred policy acquisition costs decreased by $12,000 or 1.8%, to $635,000 for the three months ended September 30, 2002, from $647,000 for the comparable period in 2001. The decrease was primarily due to the adjustment of the amortization rate to the Company's current actuarial assumptions.

Operating expenses increased by $65,000, or 7.6%, to $919,000 for the three months ended September 30, 2002, from $854,000 for the comparable period in 2001. This increase was primarily the result of additional legal fees expended for litigation purposes.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing life insurance companies. Bonds owned by the Company amounted to $22,542,000 as of September 30, 2002, as compared to $24,522,000 as of December 31, 2001. This represents 45% and 50% of the total investments as of September 30, 2002 and December 31, 2001, respectively. Generally, all bonds owned by the Company are rated by the National Association of Insurance Commissioners. Under this rating system, there are nine categories used for rating bonds. At September 30, 2002, and at December 31, 2001, the Company had investments in bonds in rating categories three through nine, which are considered non-investment grade, of $482,000.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At September 30, 2002 and December 31, 2001, the Company exceeded the regulatory criteria.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2001 was 13.8% as compared to a rate of 16.1% for 2000. The 2002 lapse rate is approximately the same as 2001.

At September 30, 2002, $8,394,000 of the Company's stockholders' equity represented the statutory stockholders' equity. The Company cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

The Company has no material commitments for capital expenditures.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 2001.

Item 4.  Controls and Procedures

The Company's Chief Executive Officer and its Chief Financial Officer (the "Certifying Officers"), are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

               NGU alleged that it "has been damaged far in excess of the $75,000 minimum jurisdictional limits of this Court." NGU also seeks attorney's fees and costs as well as prejudgment and postjudgment interest. A second amended complaint and a third amended complaint which included a fraud claim were filed. A motion was filed by the Company to dismiss the third amended complaint, including the fraud claim. The court denied the motion. The Company has counterclaimed for what it claims to be a debit balance owing to it pursuant to the relationship between the parties with the counterclaim seeking a substantial amount from NGU (the amount potentially subject to reduction as premiums are received). The Company is also seeking to recover attorney's fees and costs, as well punitive damages on three of its causes of action. The change of venue motion of the Company was denied. Certain discovery has taken place. By stipulation of the parties, the case was dismissed without prejudice. The matter was refiled in Texas state court, Tarrant County, Case No. 348 195490 02. The claims of the respective parties are essentially the same as set forth above. Further discovery involving the parties is anticipated. The Company intends to vigorously defend the matter as well as prosecute its counterclaims.

               An action was brought by Bernice Johnson against the Company in May, 2002 in the Circuit Court of Jefferson County, Alabama, Civil Action No. CV02 2963. The face amount of coverage under the policy is $15,000. The insured died in July 2001. Claims are made for non-payment of the policy amount. The claims for relief include misrepresentation, mental anguish and emotional distress, fraud, intentional and bad faith non-payment of the benefit, intentional and bad faith failure to investigate the claim for benefits, reckless and negligent and wanton action relative to misrepresentation and/or concealment of facts, negligence and the wanton hiring, training and supervision of agent. Compensatory and punitive damages are sought along with interest and costs. An answer has been filed by the Company and discovery is in process.

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

               NONE

Item 3.        Defaults Upon Senior Securities

               NONE

Item 4.        Submission of Matters to a Vote of Security Holders

               At the annual stockholders meeting held on July 23, 2002, the following matters were acted upon: (i) eight directors consisting of George R. Quist, J. Lynn Beckstead Jr., Scott M. Quist, Charles L. Crittenden, Dr. Robert G. Hunter, H. Craig Moody, G. Robert Quist and Norman G. Wilbur were elected to serve until the next annual stockholders meeting or until their respective successors are elected and qualified (for George R. Quist, 1,706,212 votes were cast in favor of election, 866 votes were cast against election and there were no abstentions; for J. Lynn Beckstead Jr., 1,705,960 votes were cast in favor of election, 1,496 votes were cast against election and there were no abstentions; for Scott M. Quist, 1,705,960 votes were cast in favor of election, 1,118 votes were cast against election and there were no abstentions; for Charles L. Crittenden, 1,706,212 votes were cast in favor of election and 866 votes were cast against election and there were no abstentions; for Dr. Robert G. Hunter, 1,706,212 votes were cast in favor of election, 866 votes cast against election and there were no abstentions; for H. Craig Moody, 1,705,582 votes were cast in favor of election, 1,496 votes cast against election and there were no abstentions; for G. Robert Quist 1,750,960 votes were cast in favor of election and 1,118 votes were cast against election and there were no abstentions; for Norman G. Wilbur, 1,706,212 votes were cast in favor of election, 866 votes were cast against election and there were no abstentions; and (ii) the appointment of Tanner + Co., as the Company's independent accountants for the fiscal year ended December 31, 2002, was ratified (with 1,706,847 votes cast for appointment, 231 votes against appointment and there were no abstentions).

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

          99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                   REGISTRANT

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                   Registrant


DATED: November 14, 2002          By:     George R. Quist,
                                          ----------------
                                          Chairman of the Board,
                                          Chief Executive Officer
                                          (Principal Executive Officer)


DATED: November 14, 2002          By:     Stephen M. Sill
                                          ---------------
                                          Vice President, Treasurer and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                 CERTIFICATIONS

I, George R. Quist, certify that:

     1. I have reviewed this quarterly Report on Form 10-Q of Southern Security Life Insurance Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  Presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                      By:      George R. Quist
                                               Chairman of the Board,
                                               Chief Executive Officer

                                 CERTIFICATIONS

I, Stephen M. Sill, certify that:

     1. I have reviewed this quarterly Report on Form 10-Q of Southern Security Life Insurance Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  Presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                      By:      Stephen M. Sill
                                               Vice President, Treasurer and
                                               Chief Financial Officer

                                  EXHIBIT 99.1
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Southern Security Life Insurance Company (the "Company") on Form 10Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George R. Quist, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

George R. Quist
Chief Executive Officer
November 14, 2002

                                  EXHIBIT 99.2
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Southern Security Life Insurance Company (the "Company") on Form 10Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Sill, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Stephen M. Sill
Chief Financial Officer
November 14, 2002