Form 10-K
period 2002-12-31
SOUTHERN SECURITY LIFE INSURANCE CO
filed 2003-03-31
CIK 109747

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2002, or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to

                         Commission File Number 2-35669

                    Southern Security Life Insurance Company
             (Exact name of registrant as specified in its Charter)

     FLORIDA                                               59-1231733
(State or other jurisdiction of incorporation          (I.R.S. Employer
 or organization)                                    Identification Number)



755 Rinehart Road, Lake Mary, Florida                       32746
     (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:    (407)  321-7113

Securities registered pursuant to Section 12(b) of the Act:

         Title of each Class          Name of each exchange on which registered
          None                                        None

Securities registered pursuant to Section 12(g) of the Act:

         Title of each Class         Name of each exchange on which registered
               None                                   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                        X      Yes                 No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 28, 2003 was approximately $9,115,415.

As of March 31, 2003, registrant had issued and outstanding 2,003,388 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE Portions of the definitive Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders' are incorporated by reference into Part III hereof.

  ===========================================================================

                                     PART I

Item 1.  Business.

Southern Security Life Insurance Company (the "Company") is a legal reserve life insurance company authorized to transact business in the states of Alabama, Florida, Georgia, Hawaii, Indiana, Illinois, Kentucky, Louisiana, Michigan, Missouri, Oklahoma, South Carolina, Tennessee and Texas. It was incorporated under Florida law in 1966 and was licensed and commenced business in 1969. During 2002 approximately 43% of the premium income of the Company was from business in force in Florida, its state of domicile. The Company's only industry segment is the ordinary life, accident and health, and annuity business.

Effective December 17, 1998, Security National Financial Corporation ("SNFC"), an SEC registrant, acquired 100% of the assets of Consolidare Enterprises, Inc. ("Consolidare"), which owned 57.4% of the outstanding shares of the Company. During March 1999, SNFC changed Consolidare's name to SSLIC Holding Company, Inc.

The Company at present sells universal life policies with various companion riders as well as traditional life products. The Company's accident and health insurance business has never been a significant portion of the Company's business. It does not presently sell industrial life or group life insurance other than through its participation as a reinsurer in the Servicemen's Group Life Insurance Program ("SGLI").

The Company introduced its first universal life product in 1986 and currently has two principal universal life products in force. These universal life products offer flexibility to the client as well as tax advantages, both currently and upon the death of the insured. These products allow the Company to better compete in the current market environment. In excess of 3% and 12% of the first year premiums collected by the Company in 2002 and 2001, respectively, were universal life products.

One of the products in the Company's traditional line of life insurance is 10-Pay Whole Life with an Annuity Rider. The savings aspect of the Annuity Rider is marketed as a tool for parents to help fund their children's higher education. The product is offered to parents who have children under the age of
25. This represented 64% and 59% of the first year premiums collected in 2002 and 2001, respectively.

The Company introduced in 1996 a new series of products designed for the seniors market. This new series targets the needs of senior citizens especially as they plan for their final expenses. These new policies are traditional endowment type policies. Because they are written to a senior market they are designed to accommodate adverse health conditions. Because of the size of the policies they are usually issued with only limited underwriting. The coverage size of the policy is roughly equivalent to the insured's anticipated funeral costs. This new series represented 29% and 28% of the first year premiums collected in 2002 and 2001, respectively.

The following table provides information (on a statutory basis) concerning the amount and percentage of premium income resulting from the principal lines of insurance written by the Company during the periods indicated:

                               2002                      2001                           2000
                      Amount          Percentage  Amount       Percentage       Amount         Percentage
Life Insurance-
Ordinary (1)(2)     $7,158,696            85%   $7,167,157         89%       $7,568,550            91%

Individual
Annuities (1)          396,352             5%      149,424          2%           89,623             1%

Life Insurance-
Group (SGLI)           735,987             9%      589,779          7%          497,070             6%

Other -
Accident & Health      123,042             1%      145,134          2%          169,203             2%
                    $8,414,077           100%   $8,051,494        100%       $8,324,446           100%

(1) A portion of each of the deposit term policies previously sold by the Company represents ordinary life insurance and the balance represents an individual annuity.

(2) The 2002, 2001, and 2000 premium income for life insurance-ordinary are net of reductions of $794,537, $831,358, and $923,648, respectively, in ceded premium paid to all reinsurers, including Mega Life.

The following table gives information according to accounting principals generally accepted in the United States of America concerning operating ratios of the Company for the periods indicated:

                                           2002        2001           2000
Total Net Insurance Revenues           $7,075,257  $6,736,027      $6,698,869

Benefit Costs Paid or Provided:
  Amount                               $5,343,573  $4,482,588      $5,109,411
  Ratio to Net Insurance Revenue            75.5%       66.6%           76.3%

Amortization of Deferred Policy
 Acquisition Expenses:
  Amount                               $1,969,966  $2,197,399      $1,797,320
  Ratio to Net Insurance Revenue            27.8%       32.6%           26.8%
General Insurance Expenses:
  Amount                               $3,678,920  $3,835,165      $3,529,381
  Ratio to Net Insurance Revenue            52.0%       56.9%           52.7%

Income (loss) before Income Taxes:
  Amount                                 $(82,820)    $87,841        $198,365
  Ratio to Net Insurance Revenue            (1.2)%       1.3%            3.0%
  Ratio to Total Revenue and
   Investment Income                         (.8)%        .8%            1.9%
  Ratio to Equity                            (.5)%        .5%            1.2%

     The following table provides information about the Company concerning changes in life insurance in force during the periods indicated (exclusive of accidental death benefits):

                                             2002          2001        2000
                                             (In thousands except lapse ratios)
      Total life insurance in force
      at beginning of period:
        Ordinary Whole Life and
         Endowment-Participating         $      180    $       30        238
        Ordinary Whole Life and
         Endowment-Non-Participating        708,789       732,433    892,962
       Term                                  72,752        78,770      3,646
        Reinsurance Assumed                 786,273       558,575    558,571
                                         ----------    ---------- ----------
          Total                          $1,567,994    $1,369,808 $1,455,417
                                         ----------    ---------- ----------
      Additions (including reinsurance assumed):
        Ordinary Whole Life and
         Endowment-Participating         $     --      $    --    $    --
        Ordinary Whole Life and
         Endowment-Non-Participating        52,633        55,785      60,589
        Term                                 1,390         2,487       --
        Reinsurance Assumed                 10,352       250,240       4,121
                                        ----------     ---------  ----------
          Total                         $   64,375     $ 308,512  $   64,710
                                        ----------     ---------  ----------
      Terminations:
        Death                           $    3,550         2,822  $    2,313
        Lapse and Expiry                    17,888        21,875      22,398
        Surrender                           83,064        97,483     125,086
        Other                                1,089       (11,854)        522
                                        ----------     ---------  ----------
        Total                           $  105,591     $ 110,326  $  150,319
                                        ----------     ---------  ----------

      Life Insurance in force at end of period:
        Ordinary Whole Life and
         Endowment-Participating        $    2,205     $     180  $       30
        Ordinary Whole Life and
         Endowment-Non-Participating       659,718       708,789     732,433
        Term                                69,135        72,752      78,770
        Reinsurance Assumed                795,720       786,273     558,575
                                        ----------     ---------  ----------
        Total                            1,526,778     1,567,994   1,369,808
      Reinsurance Ceded                   (164,248)     (179,242)   (210,365)
                                        ----------    ----------  ----------
      Total after Reinsurance Ceded     $1,362,530    $1,388,752  $1,159,443
                                        ==========    ==========  ==========
      Lapse Ratio (Reflecting termina-
      tion by surrender and lapse;
      ordinary life insurance only):          11.9%        13.8%       16.1%

     The Company invests and reinvests portions of its funds in securities, which are permitted investments under the laws of the State of Florida, and part of its revenue is derived from this source. Generally, securities comprising permitted investments include obligations of Federal, state and local governments; corporate bonds and preferred and common stocks; real estate mortgages and certain leases. The following table summarizes certain information regarding the Company's investment activities:

             Average              Gross             Net
Fiscal      Investment         Investment        Investment          Net
Year         Assets (1)         Income(2)         Income (3)        Yield (4)
-----      -----------        ------------      ------------      -----------
2002       $51,758,382         $3,846,090        $3,835,420          7.41%
2001       $50,560,334         $3,876,422        $3,866,966          7.65%
2000       $50,444,329         $3,959,061        $3,935,607          7.80%

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

The Company presently sells its policies on a general agency basis through a field force consisting of approximately 161 agents. All such agents are licensed as agents of, and sell for, the Company and are independent contractors who are paid exclusively on a commission basis for sales of the Company's policies. Some of the Company's agents are part-time insurance agents. Most of the Company's agents are associated with Insuradyne Corporation, a wholly-owned subsidiary of Security National Financial Corporation. See "Certain Relationships and Related Transactions" in item 13, Part III of this Report.

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

Section 624.408 of the Florida Statutes requires a stock life insurance company to maintain minimum surplus on a statutory basis at the greater of $1,500,000 or four percent of total liabilities. The Company's required statutory minimum surplus calculated in accordance with this section is approximately $1,874,000. If the capital and surplus of the Company computed on such basis should fall below that amount, then the Company's license to transact insurance business in the State of Florida, the Company's most significant market, could be revoked unless the deficiency is promptly corrected. As of December 31, 2002, the Company had statutory capital and surplus of $8,582,968, well in excess of the required minimum.

The Risk-Based Capital for Life and/or Health Insurers Model Act (the "Model Act") was adopted by the National Association of Insurance Commissioners (NAIC) in 1992. The main purpose of the Model Act is to provide a tool for insurance regulators to evaluate the capital resources of insurers as related to the specific risks, which they have incurred and is used to determine whether there is a need for possible corrective action. The Model Act or similar regulations may have been or may be enacted by the various states.

The Model Act provides for four different levels of regulatory action, each of which may be triggered if an insurer's Total Adjusted Capital is less than a corresponding "level" of Risk-Based Capital ("RBC").

     The "Company Action Level" is triggered if an insurer's Total Adjusted Capital is less than 200% of its "Authorized Control Level RBC" (as defined in the Model Act), or less than 250% of its Authorized Control Level RBC and the insurer has a negative trend ("the Company Action Level"). At the Company Action Level, the insurer must submit a comprehensive plan to the regulatory authority of its state of domicile, which discusses proposed corrective actions to improve its capital position.

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

Based on calculations using the NAIC formula as of December 31, 2002, the Company was well in excess of all four of the control levels listed.

The industry in which the Company is engaged is highly competitive. There are in excess of 850 life insurance companies licensed in Florida, where a substantial amount of the Company's premium income is produced, and there are comparable numbers of insurance companies licensed in Alabama, Georgia, Hawaii, Illinois, Indiana, Kentucky, Louisiana, Michigan, Missouri, Oklahoma, South Carolina, Tennessee and Texas. Many of the Company's competitors have been in business for longer periods of time, have substantially greater financial resources, larger sales organizations, and have broader diversification of risks. A large number of the Company's competitors engage in business in many states and advertise nationally while the Company conducts its business on a regional basis. The Company is not a significant factor in the life insurance business in any state where the Company does business.

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

For reporting to state regulatory authorities the Company is required to establish policy benefit and other reserves that are calculated in accordance with statutory requirements and standards of actuarial practice and established at amounts which, with additions from premiums to be received and assumed interest on policy reserves compounded annually, are believed to be sufficient to meet policy obligations as they mature. Life reserves for the Company are based upon the Commissioner's 1958 and 1980 Standard Ordinary Table of Mortality, with interest on policies computed at 3%, 3 1/2% , 4 1/2% or 5%. Annuity reserves are based on the 1983 and 2000 Individual Annuity Mortality Tables, with interest on policies computed at 6 1/2%, 6 3/4%, 7%, 7 3/4%, or 8 1/4%. Reserves on the annuity portion of the Company's deposit term policies are computed on the accumulation method. Reserves for universal life policies, which comprise most of the Company's insurance in force, have been valued by using the CRVM method.

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

Item 2.  Properties.

The Company's corporate headquarters is located in a two story office building in Lake Mary, Florida, which is owned by the Company. The Company occupies approximately one-half of the second floor of the building. One-hundred percent of the remaining rentable space was leased as of December 31, 2002.

Item 3.  Legal Proceedings.

An action was brought against the Company in July 1999 by Dorothy Ruth Campbell in the Circuit Court of Escambia County, Alabama. The action arose out of a denial of coverage under a $10,000 insurance policy. The claims were for breach of contract, bad faith and fraudulent misrepresentation. In the action, Campbell sought compensatory and punitive damages plus interest. The case was dismissed by order of summary judgment on January 21, 2003. The appeal time, if appeal is taken, is 42 days.

An action was brought against Southern Security Life Insurance Company by National Group Underwriters, Inc. ("NGU") in state court in the State of Texas. The case was removed by the Company to the United States District Court for the Northern District of Texas, Fort Worth Division, with Civil No. 4:01-CV-403-E. An Amended Complaint was filed on or about July 18, 2001. The Amended Complaint asserts that NGU had a contract with the Company wherein NGU would submit applications for certain policies of insurance to be issued by the Company. It is alleged that disputes have arisen between NGU and the Company with regard to the calculation and payment of certain advanced commissions as well as certain production bonuses.

NGU alleged that it has been damaged far in excess of the $75,000 minimum jurisdictional limits of this Court. NGU also seeks attorney's fees and costs as well as prejudgment and postjudgment interest. A second amended complaint and a third amended complaint that included a fraud claim were filed. A motion was filed by the Company to dismiss the third amended complaint, including the fraud claim. The court denied the motion. The Company has counterclaimed for what it believes to be a debit balance owing to it pursuant to the relationship between the parties with said counterclaim seeking a substantial amount from NGU (the amount potentially subject to reduction as premiums are received). The Company is also seeking to recover attorney's fees and costs, as well as punitive damages on three of its causes of action. The change of venue motion of the Company was denied. Certain discovery has taken place. The federal case was dismissed per stipulation. The matter was refiled in Texas state court, Tarrant County, Case No. 348 195490 02. The claims of the respective parties are essentially the same as set forth above, which claims include fraudulent inducement relative to entering into a contract, fraud, breach of contract, breach of duty of good faith and fair dealing, attorneys' fees and exemplary damages. Further discovery involving the parties is anticipated. The Company intends to vigorously defend the matter as well as prosecute its counterclaim.

An action was brought by Bernice Johnson against the Company in May, 2002 in the Circuit Court of Jefferson County, Alabama, Civil Action No. CV02 2963. The face amount of coverage under the policy is $15,000. The insured died in July 2001. Claims are made for non-payment of the policy amount. The claims for relief include misrepresentation, mental anguish and emotional distress, fraud, intentional and bad faith non payment of the benefit, intentional and bad faith failure to investigate the claim for benefits, reckless and negligent and wanton action relative to misrepresentation and/or concealment of facts, negligence and the wanton hiring, training and supervision of agents. Compensatory and punitive damages are sought along with interest and costs. An answer has been filed by the Company and discovery is in process.

The Company is not a party to any other legal proceedings outside the ordinary course of the Company's business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on the Company or its business.

Item 4. Submission of Matters to a Vote of Security Holders.

None

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

The table below presents the high and low market closed prices for the Company's common stock during the calendar quarters indicated, as quoted in the NASDAQ system. The quotations represent prices between dealers in securities and do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.


Period (Calendar Year)                          Price Range
                                               -------------
                                        High                         Low
                                       -----                        -----
         2001
              First Quarter           $3.57                         $2.98
              Second Quarter           3.10                          2.97
              Third Quarter            3.17                          2.98
              Fourth Quarter           3.33                          2.67
         2002
              First Quarter            3.50                          3.01
              Second Quarter           3.30                          3.15
              Third Quarter            3.65                          3.19
              Fourth Quarter           4.25                          3.21
         2003
              First Quarter            5.96                          3.48

The above prices have been adjusted for the effect of annual stock dividends.


     (b) Approximate Number of Holders of Common Stock. There were 1,276 holders of record of the Company's Common Stock at December 31, 2002.

     (c) Dividends. The Company has paid no cash dividends to stockholders during the past two years, and it is not anticipated that any cash dividends will be paid at any time in the foreseeable future. The payment of dividends by the Company is subject to the regulation of the State of Florida Department of Insurance. Under such regulation an insurance company may pay dividends, without prior approval of the State of Florida Department of Insurance, equal to or less than the greater of (a) 10% of its accumulated capital gains (losses) and accumulated operating income (losses) (i.e. unassigned surplus) or (b) certain net operating profits (losses) and realized capital gains (losses) of the Company, as defined in the applicable insurance statutes. In no case can such dividends be paid if the Company will have less than 115% of the minimum required statutory surplus as to policyholders after the dividend is paid. The maximum amount that the Company could pay as a dividend during 2003 pursuant to such regulation is $75,000.

Item 6.  Selected Financial Data.

The following table presents selected financial data (on a GAAP basis) concerning the Company and its financial results during the periods indicated.

                                                                YEARS ENDED DECEMBER 31,

                                        2002             2001                 2000             1999               1998
Revenues:                              -----            -----                ------           ------             -----
Net insurance revenues          $   7,075,257    $    6,736,027       $    6,698,869   $    6,901,546     $    7,228,227

Net investment income               3,835,420         3,866,966            3,935,607        3,909,373          3,587,147
Realized Gain (loss)
 on investments                        (1,038)           --                   --                --               525,181
Other revenue, net                       --              --                   --              715,128              --
                               --------------    --------------       --------------   --------------     --------------
Total Revenue                      10,909,639        10,602,993           10,634,476       11,526,047         11,340,555

Benefits, Losses & Expenses:
 Insurance living benefits          2,144,629         2,186,664            2,243,331        2,614,754          2,483,197
 Insurance death benefits           2,583,062         2,360,265            1,549,116        1,917,134          1,529,294
 Increase (decrease)
    in policy reserves                615,882           (64,341)           1,316,964          (78,324)           334,329
 Amortization of deferred
     policy acquisition costs       1,969,966         2,197,399            1,797,320        3,029,223          3,484,689
Operating expenses                  3,678,920         3,835,165            3,529,380        3,261,134          4,134,686
                               --------------    --------------       --------------   --------------     --------------
Total expenses                     10,992,459        10,515,152           10,436,111       10,743,921         11,966,195
Income (loss) before income
    taxes                             (82,820)           87,841              198,365          782,126           (625,640)
Income tax expense (benefit)          (12,254)           16,865               38,105          150,168           (241,907)
                               --------------    --------------       --------------   --------------     --------------
Net Income (loss)              $      (70,566)   $       70,976       $      160,260   $      631,958     $     (383,733)
                               ==============    ==============       ==============   ==============     ==============
Weighted average number of
    shares outstanding
    (basic and diluted)             1,979,291         1,907,989            1,907,989        1,907,989          1,907,989
                               --------------    --------------       --------------   --------------     --------------
Basic income (loss)
    per common share                    $(.04)             $.04                 $.08             $.33              $(.20)
                                        =====              ====                 ====             ====              =====
Diluted income (loss)
    per common share                    $(.04)             $.04                 $.08             $.33              $(.20)
                                        =====              ====                 ====             ====              =====

Shareholders' Equity           $   17,145,770    $   16,903,270       $   16,198,535   $   15,637,320     $   15,912,106
                               ==============    ==============       ==============   ==============     ==============
Shareholders' equity per
    Common share                        $8.56             $8.86                $8.49            $8.20              $8.34
                                        =====             =====                =====            =====              =====

Assets                         $   77,264,997    $   77,479,328       $   77,125,931   $   77,208,941     $   81,205,193
                               --------------    --------------       --------------   --------------     --------------
Life Insurance:
    Insurance in force         $1,526,778,000    $1,567,994,000       $1,369,808,000   $1,455,417,000     $1,467,529,000
                               --------------    --------------       --------------   --------------     --------------
Individual insurance
    issued during current
    year                       $   54,216,000    $   72,083,000       $   64,710,000   $   66,591,000     $   68,935,000
                               --------------    --------------       --------------   --------------     --------------
Long term obligation           $    1,000,000    $    1,000,000       $    1,000,000   $    1,000,000     $    1,000,000
                               --------------    --------------       --------------   --------------     --------------
Cash Dividends declared per
    common share                         $.00              $.00                 $.00             $.00               $.00
                                         ====              ====                 ====             ====               ====

Item 7. Management's discussion and analysis of financial condition and results of operation.

Overview

This analysis of the results of operations and financial condition of Southern Security Life should be read in conjunction with the Selected Financial Data and Financial Statements and Notes to the Financial Statements included in this report.

The Company has primarily issued three types of insurance products: universal life, 10-Pay Whole Life with an Annuity Rider, and final expense products. Universal life provides insurance coverage with flexible premiums, within limits, which allow policyholders to accumulate cash values. The accumulated cash values are credited with tax-deferred interest, as adjusted by the Company on a periodic basis. Deducted from the cash accumulations are administrative charges and mortality costs. Should a policy surrender in its early years, the Company assesses a surrender fee against the cash value accumulations based on a graded formula.

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

The 10-Pay Whole Life with an Annuity Rider product is designed for the student loan market. The savings aspect of the Annuity Rider is marketed as a tool for parents to help fund their children's higher education. The product is offered to parents who have children under the age of 25.

The Company established a lead generation program that has been coupled with a recruiting program for new sales agents to help generate new business.

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

Significant Accounting Policies and Estimates

The following is a brief summary of our significant accounting policies and a review of our most critical accounting estimates. For a complete description of our significant accounting policies, see Note 1 to our financial statements.

In accordance with accounting principles generally accepted in the United States
(GAAP), premiums and considerations received for interest sensitive products such as universal life insurance and ordinary annuities are reflected as increases in liabilities for policyholder account balances and not as revenues. Revenues reported for these products consist of policy charges for the cost of insurance, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. Surrender benefits paid relating to these products are reflected as decreases in liabilities for policyholder account balances and not as expenses. The Company receives investment income earned from the funds deposited into account balances, a portion of which is passed through to the policyholders in the form of interest credited. Interest credited to policyholder account balances and benefit claims in excess of policyholder account balances are reported as expenses in the financial statements.

Premium revenues reported for traditional life insurance products are recognized as revenues when due. Future policy benefits are recognized as expenses over the life of the policy by means of the provision for future policy benefits.

The costs related to acquiring new business, including certain costs of issuing policies and other variable selling expenses (principally commissions), defined as deferred policy acquisition costs, are capitalized and amortized into expense. For traditional life products, these costs are amortized over the premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues are estimated using the same assumption used for computing liabilities for future policy benefits and are generally "locked in" at the date the policies are issued. For interest sensitive products, these costs are amortized generally in proportion to expected gross profits from surrender charges and investment, mortality and expense margins. This amortization is adjusted when the Company revises the estimate of current or future gross profits or margins. For example, deferred policy acquisition costs are amortized earlier than originally estimated when policy terminations are higher than originally estimated or when investments backing the related policyholder liabilities are sold at a gain prior to their anticipated maturity.

Death and other policyholder benefits reflect exposure to mortality risk and fluctuate from year to year on the level of claims incurred under insurance retention limits. The profitability of the Company is primarily affected by fluctuations in mortality, other policyholder benefits, expense levels, interest spreads (i.e., the difference between interest earned on investments and interest credited to policyholders) and persistency. We have the ability to mitigate adverse experience through adjustments to credited interest rates, policyholder dividends or cost of insurance charges.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized which could have a material impact on the financial statements. The following is a summary of our significant accounting estimates, and critical issues that impact them:

Fixed Maturities Available for Sale

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in accumulated other comprehensive income which is included in stockholders' equity after adjustment for deferred income taxes and deferred acquisition costs related to universal life products.

The Company uses fair market values based on National Association of Insurance Commissioners (NAIC) values, versus values associated with normal marketing pricing services. The Company considers the difference to be immaterial.

The Company is required to exercise judgment to determine when a decline in the value of a security is other than temporary. When the value of a security declines and the decline is determined to be other than temporary, the carrying value of the investment is reduced to its fair value and a realized loss is recorded to the extent of the decline.

Deferred Acquisition Costs

Amortization of deferred policy acquisition costs for interest sensitive products is dependent upon estimates of current and future gross profits or margins on this business. Key assumptions used include the following:

o   Yield on investments supporting the liabilities
o   Amount of interest or dividends credited to the policies
o   Amount of policy fees and charges
o   Amount of expenses necessary to maintain the policies, and
o Amount of death and surrender benefits and the length of time the policies will stay in force.

These estimates, which are revised periodically, are based on historical results and our best estimate of future expenses.

Future Policy Benefits

Reserves for future policy benefits for traditional life insurance products requires the use of many assumptions, including the duration of the policies, mortality experience, expenses, investment yield, lapse rates, surrender rates, and dividend crediting rates.

These assumptions are made based upon historical experience, industry standards and a best estimate of future results and, for traditional life products, include a provision for adverse deviation. For traditional life insurance, once established for a particular series of products, these assumptions are generally held constant.

Unearned Revenue

The universal life products the Company sells have a significant policy initiation fees (front-end load), which are deferred and amortized into revenues over the estimated expected gross profits from surrender charges and investment, mortality and expense margins. The same issues that impact deferred acquisition costs would apply to unearned revenue.

Results of Operations

2002 Compared to 2001

Total revenues increased by $307,000, or 2.9%, to $10,910,000 for fiscal year 2002 from $10,603,000 for fiscal year 2001. Offsetting some of the increase in total revenues was a $32,000 reduction in net investment income.

Net insurance revenues increased by $339,000, or 5.0%, to $7,075,000 for fiscal year 2002 from $6,736,000 for fiscal year 2001. This increase was primarily the result of an increase in traditional life sales.

Net investment income decreased by $32,000, or .8%, to $3,835,000 for fiscal year 2002 from $3,867,000 for fiscal year 2001. Investment yield slightly decreased for the fiscal year 2002 from 7.65% in 2001 to 7.41% in 2002.

Benefits and claims increased by $861,000, or 19.2%, to $5,344,000 for fiscal year 2002 from $4,483,000 for the comparable period in 2001. The increase was primarily due to an increase in traditional life reserves and death claims.

The amortization of deferred policy acquisition costs decreased by $227,000, or 10.3%, to $1,970,000 for fiscal year 2002 from $2,197,000 for the comparable period in 2001. The decrease in amortization expense was in line with actuarial assumptions.

Operating expenses decreased by $156,000, or 4.1%, to $3,679,000 for fiscal year 2002 from $3,835,000 for the same period in 2001. The decrease was primarily due to a reduction in general office expenses.

2001 Compared to 2000

Total revenues decreased by $31,000, or .3%, to $10,603,000 for fiscal year 2001 from $10,634,000 for fiscal year 2000. Contributing to this decrease in total revenues was a $68,000 reduction in net investment income.

Net insurance revenues increased by $37,000, or .6%, to $6,736,000 for fiscal year 2001 from $6,699,000 for fiscal year 2000. This increase was primarily the result of an increase in traditional life sales.

Net investment income decreased by $68,000, or 1.7%, to $3,867,000 for fiscal year 2001 from $3,935,000 for fiscal year 2000. Investment yield slightly decreased for the fiscal year 2001 from 7.8% in 2000 to 7.65% in 2001.

Benefits and claims decreased by $626,000, or 12.2%, to $4,483,000 for fiscal year 2001 from $5,109,000 for the comparable period in 2000. The decrease was primarily due to a decrease in traditional life reserves.

The amortization of deferred policy acquisition costs increased by $400,000, or 22.3%, to $2,197,000 for fiscal year 2001, from $1,797,000 for the comparable period in 2000. The increase in amortization expense was in line with actuarial assumptions.

Operating expenses increased by $305,000, or 8.6%, to $3,835,000 for fiscal year 2001 from $3,530,000 for the same period in 2000. The increase was primarily due to increased marketing and legal expenses and an increase in the provision for doubtful accounts.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing life insurance companies. Bonds owned by the Company amounted to $22,412,000 as of December 31, 2002 as compared to $24,521,000 as of December 31, 2001. This represents 45.5% and 49.8% of the total investments as of December 31, 2002 and December 31, 2001, respectively. Generally, all bonds owned by the Company are rated by the National Association of Insurance Commissioners. Under this rating system, there are nine categories used for rating bonds. At December 31, 2002, and at December 31, 2001, the Company had investments in bonds in rating categories three through nine, which are considered non-investment grade of $485,000 and $482,000, respectively.

If market conditions were to cause interest rates to change, the market value of the fixed income portfolio (approximately $24.852 million) could change by the following amounts based on the respective basis point swing (the change in market values were calculated using a modeling technique):

(in millions of dollars)       -200bps      -100bps      +100bps       +200bps

Change in Market Value          $1.395      $.672        $(.624)      $(1.205)

The Company has no other financial instruments that would be materially susceptible to market risk.

The Company's insurance operations have historically provided adequate positive cash flow enabling the Company to continue to meet operational needs as well as increase its investment-grade securities to provide ample protection for policyholders.

The Company has classified certain of its fixed income securities as available for sale, with the remainder classified as held to maturity. However, in accordance with Company policy, any such securities purchased in the future will be classified as held to maturity. Business conditions, however, may develop in the future which may indicate a need for a higher level of liquidity in the investment portfolio. In that event the Company believes it could sell short-term investment grade securities before liquidating higher-yielding longer-term securities.

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At December 31, 2002 and December 31, 2001, the Company exceeded the regulatory criteria.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2002 was 11.9% as compared to a rate of 13.8% for 2001.

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

Student loans are a service the Company has historically made available to the public as well as an investment. While the Company anticipates the seasonal demand for student loan funds and the subsequent sale of such loans to the Student Loan Marketing Association (SLMA), there are times when additional funds are required to meet demand for student loans until such time as the sale thereof to SLMA can be completed. In 1997 the Company renewed its $5,000,000 line of credit with SLMA until 2007 in order to meet these seasonal borrowing requirements. The Company made no draws against this line of credit through December 31, 2002.

The Company began a new association with USA Group, CAP Program in 1996, for the purpose of making more student loan funds available without increased costs to the Company. This association aided in eliminating borrowings for 2002 and 2001.

The Company has leased approximately 80% of the available space in its principal office building and does not anticipate significant capital expenditures to the rental space.

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

Factors that may cause the Company's actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include among others, the following possibilities: (i) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors; (ii) adverse state and federal legislation or regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates and tax treatment of insurance products; (iii) fluctuations in interest rates causing a reduction of investment income or increase in interest expense and in the market value of interest rate sensitive investment; (iv) failure to obtain new customer, retain existing customers or reductions in policies in force by existing customers; (v) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (vi) loss or retirement of key executives or employees;
(vii) increases in medical costs; (viii) changes in the Company's liquidity due to changes in asset and liability matching; (ix) restrictions on insurance underwriting based on genetic testing and other criteria; (x) adverse changes in the ratings obtained by independent rating agencies; (xi) failure to maintain adequate reinsurance; (xii) possible claims relating to sales practices for insurance products and claim denials and (xiii) adverse trends in mortality and morbidity.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, amortization of goodwill is precluded; however, its recoverability must be periodically (at least annually) reviewed and tested for impairment. Goodwill must be tested at the reporting unit level for impairment in the year of adoption, including an initial test performed within six months of adoption. If the initial test indicates a potential impairment, then a more detailed analysis to determine the extent of impairment must be completed within twelve months of adoption. SFAS No. 142 also requires that useful lives for intangibles other than goodwill be reassessed and remaining amortization periods be adjusted accordingly. The adoption of SFAS No. 142 did not have a material impact on the Company's financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes an accounting model for long-lived assets to be disposed of by sale that applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 did not have a material impact on the Company's financial condition or results of operations.

In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under historical guidance, all gains and losses resulting from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No.145 rescinds that guidance and requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they are both unusual and infrequent in occurrence. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases" for the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 145 requires that those lease modifications be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. Adoption of the provisions of SFAS No. 145 related to SFAS No. 13 did not have a material impact on the Company's financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Action (including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). The principal difference between SFAS No. 146 and Issue 94-3 is that SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities after December 31, 2002. Based upon a preliminary review, adoption of SFAS No. 146 would not have a material impact on the Company's financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires certain guarantees to be recorded at fair value and also requires a guarantor to make new disclosures, even when the likelihood of making payments under the guarantee is remote. In general, the interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The recognition provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. Based upon a preliminary review, adoption of FIN 45 not have a material impact on the Company's financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure and Amendment to FASB No. 123", which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123,
"Accounting for Stock Issued to Employees", and modifies the disclosure requirements of that Statement. Under the prospective method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year in which the change is made. The modified prospective method recognizes stock-based compensation expense related to new and unvested awards in the year of change equal to that which would have been recognized had SFAS No. 123 been adopted as of its effective date, fiscal years beginning after December 15, 1994. The retrospective restatement method recognizes stock compensation costs for the year of change and restates financial statements for all prior periods presented as though the fair value recognition provisions of SFAS No. 123 had been adopted as of its effective date. Since the Company does not intend to voluntarily adopt the fair value provisions of FASB 123, adoption of SFAS 148 would not have a material effect on the financial condition or results of operations of the Company. However, pro forma disclosures required by SFAS 148 will be included in the Company's future interim financial statements when necessary.

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires an enterprise to assess if consolidation of an entity is appropriate based upon its variable economic interests in a variable interest entity (VIE). The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. A direct or indirect ability to make decisions that significantly affect the results of the activities of a VIE is a strong indication that an enterprise has one or both of the characteristics that would require consolidation of the VIE.

FIN 46 is effective for new VIE's established subsequent to January 31, 2003 and for existing VIE's as of July 1, 2003. Based upon a preliminary review, the adoption of FIN 46 would not have a material impact on the Company's financial condition or results of operations as there were no material VIE's identified which would require consolidation. FIN 46 further requires the disclosure of certain information related to VIE's in which the Company holds a significant variable interest. The Company does not believe that it owns any such interests that require disclosure at this time.

Item 8.  Financial Statements and Supplementary Data.

The following financial statements of Southern Security Life Insurance Company are included in Part II, Item 8:






                                                                 Page
                                                                Number

Independent Auditors' Report......................................19

Balance Sheet-December 31, 2002 and 2001..........................20

Statement of Operations - years ended
December 31, 2002, 2001 and 2000..................................22

Statement of Shareholders' Equity-years
ended December 31, 2002, 2001 and 2000............................23

Statement of Cash Flows - years ended
December 31, 2002, 2001 and 2000..................................24

Notes to Financial Statements.....................................26

                         Report of Independent Auditors













Board of Directors & Shareholders
Southern Security Life Insurance Company:




We have audited the accompanying balance sheet of Southern Security Life Insurance Company as of December 31, 2002 and 2001 and the related statements of operations, shareholders' equity, and cash flows for the three years in the period ended December 31, 2002. In connection with our audits of the financial statements, we have also audited the amounts included in the financial statement schedules as listed in the accompanying index under Item 14(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Security Life Insurance Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Tanner + Co.

Salt Lake City, Utah
March 27, 2003

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                  Balance Sheet

                           December 31, 2002 and 2001

Assets                                                 2002            2001
Investments (note 3):
    Fixed maturities held-to-maturity
      (fair value, $4,167,028 and
      $3,250,894 at December 31,
      2002 and 2001, respectively)                   $3,971,539       $3,156,650
    Securities available-for-sale,
      at fair value:
      Fixed maturities (cost of
        $17,078,241at December 31,
        2002 and $20,459,833 at
        December 31, 2001)                           18,439,961       21,364,731
      Equity securities
        (cost, $316,293 and
        $316,293 at December 31,
        2002 and 2001, respectively)                    309,218          372,183
    Mortgage loans                                    2,244,597        2,268,292
    Policy and student loans                          8,027,736        8,181,223
    Short-term investments (note 11)                 16,283,759       13,860,534
                                                    -----------      -----------
        Total Investments                            49,276,810       49,203,613
                                                    -----------      -----------
Cash and cash equivalents                             3,067,284        1,969,055
Accrued investment income                               473,789          613,280
Deferred policy acquisition costs
    (note 4)                                         13,391,535       12,974,390
Policyholders' account balances on
    deposit with reinsurer (note 7)                   6,955,691        7,148,068
Reinsurance receivable (note 7)                         279,090          569,163
Receivables:
    Agent balances, net                                 776,244        1,005,535
    Other                                               614,150          722,075
Property and equipment, net,
    at cost (note 5)                                  2,430,404        2,491,062
Investment in affiliate at cost                              --          783,087
                                                    -----------      -----------
    Total Assets                                    $77,264,997      $77,479,328
                                                    ===========      ===========














See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                           December 31, 2002 and 2001



Liabilities and Shareholders' Equity                        2002          2001
Liabilities:
    Policy liabilities and accruals (notes 6 and 7): $3,517,481 $2,901,599 Future policy benefits:
      Policyholders' account balances                   47,222,857    47,601,259
      Unearned revenue                                   4,551,265     4,694,563
      Other policy claims and benefits payable             701,312     1,147,403
    Other policyholders' funds, dividend
      and endowment accumulations                           78,811        64,045
    Funds held related to reinsurance
      treaties (note 7)                                  1,334,963     1,379,640
    Note payable to related party
      (note 9)                                           1,000,000     1,000,000
    Due to affiliated insurance
      agency (note 11)                                      83,941       193,689
    General expenses accrued                                98,480        93,436
    Unearned investment income                             355,529       357,322
    Other liabilities                                      111,786       247,665
    Income taxes (note 10)                               1,062,802       895,437
                                                       -----------   -----------
        Total liabilities                               60,119,227    60,576,058
                                                       -----------   -----------
Shareholders' equity (notes 2,3 and 12):
    Common stock, $1 par, authorized
      3,000,000 shares; issued and out-
      standing, 2,003,388 shares in 2002
      and 1,907,989 in 2001                              2,003,388     1,907,989
    Capital in excess of par                             4,267,189     4,011,519
    Accumulated other comprehensive
        income                                             871,197       558,131
    Retained earnings                                   10,003,996    10,425,631
                                                       -----------   -----------
        Total shareholders' equity                      17,145,770    16,903,270
Commitments and contingencies
    (notes 7 and 15)                                       --            --
                                                       -----------   -----------
        Total liabilities and shareholders' equity     $77,264,997   $77,479,328
                                                       ===========   ===========








See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                             Statement of Operations

                  Years ended December 31, 2002, 2001 and 2000


                                           2002            2001           2000
Revenues:
    Net insurance revenues             $7,075,257      $6,736,027    $6,698,869
    Net investment income
       (notes 3 and 11)                 3,835,420       3,866,966     3,935,607

    Realized loss on investments           (1,038)         --             --
                                     ------------     -----------   -----------
       Total revenues                  10,909,639      10,602,993    10,634,476
                                     ------------     -----------   -----------
Benefits, claims and expenses:

    Benefits and claims                 5,343,573       4,482,588     5,109,411
    Amortization of deferred
      policy acquisition costs
      (note 4)                          1,969,966       2,197,399     1,797,320
    Operating expenses
      (notes 9 and 11)                  3,678,920       3,835,165     3,529,380
                                      -----------     -----------   -----------
    Total benefits, claims
        and expenses                   10,992,459      10,515,152    10,436,111
                                      -----------     -----------   -----------
 Income (loss) before
    income taxes                          (82,820)         87,841       198,365

Income tax (benefit) expense
    (note 10)                             (12,254)         16,865        38,105
                                        ---------     -----------   -----------
Net income (loss)                       $ (70,566)    $    70,976   $   160,260
                                        =========     ===========   ===========
Basic and diluted net  income
   (loss) per share
    of common stock (note 12)               $(.04)           $.04          $.08
                                            =====            ====          ====


















See accompanying notes to financial statements.


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                        Statement of Shareholders' Equity

                  Years ended December 31, 2002, 2001 and 2000



                                                                                   Accumulated
                                                                    Capital           other
                                        Common        Stock        in excess      comprehensive  Retained
                                        Shares        Amount        of par           income      earnings          Total
                                     -----------    -----------   ------------   -------------- ------------     ------------
Balances, January 1, 2000             1,907,989     $1,907,989     $4,011,519      $(476,583)    $10,194,395     $15,637,320

Comprehensive Income (loss):
     Net income for the year             --             --             --              --            160,260         160,260
     Unrealized appreciation of
       securities available  for sale    --             --             --            400,955          --             400,955
                                     ----------    ------------    -----------    ----------     ------------    ------------
Total comprehensive gain                                                                                             561,215

Balances, December 31, 2000           1,907,989      1,907,989      4,011,519        (75,628)     10,354,655      16,198,535
                                     ----------     ----------     ----------     ----------     -----------     -----------
Comprehensive Income (loss):
     Net income for the year             --             --             --             --              70,976          70,976
     Unrealized appreciation of
       securities available  for sale    --             --             --            633,759           --            633,759
                                     ----------    -----------     ----------    -----------     ------------    -----------
Total comprehensive gain                                                                                             704,735
                                                                                                                 -----------
Balances, December 31, 2001           1,907,989      1,907,989      4,011,519        558,131      10,425,631      16,903,270
                                     ----------    -----------     ----------     ----------     -----------     -----------
Comprehensive Income (loss):
     Net loss for the year               --             --             --             --             (70,566)        (70,566)
     Unrealized appreciation of
       securities available  for sale    --             --             --           313,066              --          313,066
                                     -----------   ------------    -----------    ---------     ------------     -----------
Total comprehensive gain                                                                                             242,500
                                                                                                                 -----------
Stock dividend                           95,399         95,399        255,670         --            (351,069)         --
                                     ----------    -----------     -----------    ----------    ------------     -----------

Balances, December 31, 2002           2,003,388     $2,003,388     $4,267,189       $871,197     $10,003,996     $17,145,770
                                     ==========    ===========     ==========     ==========     ===========     ===========

See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                             Statement of Cash Flows

                  Years ended December 31, 2002, 2001 and 2000



                                             2002        2001        2000
Cash flows provided by (used in)
operating activities:
      Net income (loss)                   $(70,566)    $70,976      $160,260
      Adjustments to reconcile net income
            (loss) to net cash provided
             by operating activities:
      Depreciation and amortization        196,497        270,792     260,956
      Net realized loss                      1,038             --       --
      Loss on disposal of property,
            plant & equipment                  --             --        1,886
      Deferred income taxes (benefit)      (16,500)        22,623      (9,426)
      Amortization of deferred
            policy acquisition costs     1,969,966      2,197,399   1,797,320
      Acquisition costs deferred        (2,129,428)    (1,898,971) (2,206,125)
      Change in assets and liabilities
            affecting cash provided by operations:
            Accrued investment income      139,491         (2,806)    (27,566)
            Accounts receivable            337,216       (239,665)    (78,683)
            Reinsurance receivable         290,073       (244,370)     48,666
            Other policy claims and
                  future benefits payable  169,791        502,866   1,356,753
            Policyholders'
             account balances            2,107,681      2,119,312   2,080,769
            Funds held under
               reinsurance                (44,677)       (37,576)    (58,296)
            Unearned premiums            (297,910)      (291,269)   (331,998)
            Dividend and endowment
               accumulations               14,766         (8,845)      3,101
            Payable to affiliated
              insurance agent            (109,748)        47,894     (44,096)
            Income taxes payable            --           (57,470)    (46,738)
            Other liabilities            (132,625)       182,378     (16,125)
                                       ----------     ----------  ----------
      Net cash provided by
        operating activities           $2,425,065     $2,633,268  $2,890,658
                                       ----------     ----------  ----------
Cash flows from (used in) investing activities:
      Purchase of investments:
      Purchase of investments
        held-to-maturity             $ (1,784,283)   $    --     $(2,606,749)
      Purchase of equity securities        --             --        (916,815)
      Proceeds from maturity of
            held-to maturity
            securities                   983,820      2,220,802    1,210,272
      Proceeds from maturity of
            available-for-sale
              securities               3,300,000      2,814,816    1,225,522
      Proceeds from sale of available-
            for-sale securities
            (equity and
            fixed maturity)              782,048        794,356       --
      Purchase of mortgage loan            --             --       (825,000)
      Repayment of mortgage loans         23,695         29,871      24,525
      Net change in short-term
        investments                   (2,423,225)    (6,045,721)    780,280
      Net change in policy and
        student loans                    153,487         39,513     238,236
      Acquisition of property
        and equipment                    (68,672)       (78,009)   (224,129)
                                      ----------      --------- -----------
      Net cash provided ( used in)
           investing activities       $  966,870      $(224,372)$(1,093,858)
                                      ----------      --------- -----------

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                             Statement of Cash Flows

                   Years ended December 31, 2002, 2001 and2000



                                                2002        2001         2000
Cash flows from financing activities:
      Receipts from universal life and
            certain annuity policies
            credited to policyholder
            account balances                $4,816,639  $5,037,521   $5,765,790
      Return of policyholder account
            balances on universal life
            and certain annuity policies    (7,110,345) (7,991,030)  (9,129,406)
                                           ----------- -----------  -----------
Net cash used in financing
      Activities                           $(2,293,706)$(2,953,509) $(3,363,616)
                                           ----------- -----------  -----------
Increase (decrease) in cash and
      cash equivalents                       1,098,229    (544,613)  (1,566,816)

Cash and cash equivalents at
      beginning of year                      1,969,055   2,513,668    4,080,484
                                           -----------  ----------   ----------
Cash and cash equivalents at
      end of year                          $ 3,067,284  $1,969,055   $2,513,668
                                           ===========  ==========   ==========
Supplemental schedule of cash flow
      information:
      Interest paid during the  year       $    90,000  $   97,240   $  105,000
                                           ===========  ==========   ==========
      Income taxes paid during the year    $     4,246  $   57,470   $   94,365
                                           ===========  ==========   ==========
Change in market value adjustments-
investments available-for-sale:
      Fixed maturities                        $456,823    $956,773     $786,282
      Equity securities                        (62,965)     24,632     (121,202)

Change in deferred acquisition costs           257,686      61,405      (71,611)
Change in premium deposit funds               (154,613)    (36,843)      42,967
Deferred income tax asset (liability)         (183,865)   (372,208)    (235,481)
                                           -----------   ---------  -----------
Accumulated comprehensive income
Net change in unrealized appreciation         $313,066    $633,759     $400,955
                                             =========   =========    =========





See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                          Notes to Financial Statements
                        December 31, 2002, 2001 and 2000

1.     Nature of business and summary of significant accounting policies:

       (a)     Nature of business
               ------------------
               The primary business of Southern Security Life Insurance Company (the "Company") is the issuance of long duration universal life insurance contracts. The majority of the Company's business is conducted in the states of Alabama (12%), Florida (43%), and Georgia (11%). None of the remaining eleven states in which the Company is licensed to conduct business account for over 10% of the Company's total business.

               Prior to December 17, 1998, certain executive officers and directors of the Company were shareholders of approximately 60 percent of the shares of SSLIC Holding Company, Inc., (formerly Consolidare Enterprises, Inc.). SSLIC Holding Company, Inc. owns 75.0% of the Company's voting securities at December 31, 2002.

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

               The following is a description of the most significant risks facing life and health insurers and how the Company mitigates those risks:

               Legal/regulatory risk is the risk that changes in the legal or regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits, new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those recorded in the financial statements. The Company seeks to mitigate this risk through geographic marketing of these insurance products.

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

       (b)     Basis of financial statements
               -----------------------------
               The financial statements have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP"), which vary from reporting practices prescribed or permitted by regulatory authorities.

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

       (d)     Investments
               -----------
               Investments in all debt securities and those equity securities with readily determinable market values are classified into one of three categories: held-to-maturity, trading or available-for-sale. Classification of investments is based upon management's current intent. Debt securities which management has a positive intent and ability to hold until maturity are classified as securities held-to-maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held-to-maturity are not reflected in the financial statements. Debt and equity securities that are purchased for short-term resale would be classified as trading securities. Trading securities would be carried at fair value, with unrealized holding gains and losses included in earnings; the Company has no securities classified as trading securities. All other debt and equity securities not included in the above two categories are classified as securities available-for-sale. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in accumulated other comprehensive income which is included in shareholders' equity after adjustment for deferred income taxes and deferred acquisition costs related to universal life products.

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

       (g)     Property and Equipment
               ----------------------
               Property and equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization on capital leases and property and equipment are determined using the straight-line method over the estimated useful lives of the assets or terms of the lease. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations.

       (h)     Investment in affiliate
               -----------------------
               Prior to 2002 the Company held investments in its parent company's common stock. This reciprocal stockholding is accounted for based on the treasury stock approach. The value of the investment is recorded at cost and will be classified as treasury stock upon consolidation with its parent company.

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

       (j)     Policyholders' account balances
               -------------------------------
               Insurance reserves for universal life policies are determined following the retrospective deposit method and consist of policy values that accrue to the benefit of the policyholder, unreduced by surrender charges.

       (k)     Recognition of premium revenue and related costs
               ------------------------------------------------
               Premiums are recognized as revenue as follows:

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)



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

       (m)     Impairment of Long-Lived Assets
               -------------------------------
               The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.

       (n)     Earnings (Loss) Per Common Share
               --------------------------------
               The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.

               The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options outstanding, using the treasury stock method and the average market price per share during the year. There were no common stock equivalents outstanding during the years ended December 31, 2002 and 2001. Common stock equivalents are not included in the diluted earnings (loss) per share calculation when their effect is antidilutive.

       (o)     Stock-based Compensation
               ------------------------
               The   Company   measures   expense   for   stock-based   employee
               compensation using the intrinsic value method and provides pro-forma disclosures of net income (loss) and net income (loss) per common share as if the fair value method had been applied in measuring compensation expense.

        (p)    Concentration of Credit Risk
               ----------------------------
               The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


       (q)     Reclassification

               Certain  amounts   presented  in  the  2001  and  2000  financial
               statements  have  been   reclassified  to  conform  to  the  2002
               presentation.

       (r)     Recent Account Pronouncements

               In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, amortization of goodwill is precluded, however, its recoverability must be periodically (at least annually) reviewed and tested for impairment. Goodwill must be tested at the reporting unit level for impairment in the year of adoption, including an initial test performed within six months of adoption. If the initial test indicates a potential impairment, then a more detailed analysis to determine the extent of impairment must be completed within twelve months of adoption. SFAS No. 142 also requires that useful lives for intangibles other than goodwill be reassessed and remaining amortization periods be adjusted accordingly. The adoption of SFAS No. 142 did not have a material impact on the Company's financial condition or results of operations.


               In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes an accounting model for long-lived assets to be disposed of by sale that applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 did not have a material impact on the Company's financial condition or results of operations.

               In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under historical guidance, all gains and losses resulting from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds that guidance and requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they are both unusual and infrequent in occurrence. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases" for the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 145 requires that those lease modifications be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. Adoption of the provisions of SFAS No. 145 related to SFAS No. 13 did not have a material impact on the Company's financial condition or results of operations.

               In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Action (including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). The principal difference between SFAS No. 146 and Issue 94-3 is that SFAS No. 146 requires that a for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities after December 31, 2002. Based upon a preliminary review, adoption of SFAS No. 146 would not have a material impact on the Company's financial condition or results of operations.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


               In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires certain guarantees to be recorded at fair value and also requires a guarantor to make new disclosures, even when the likelihood of making payments under the guarantee is remote. In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The recognition provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. Based upon a preliminary review, adoption of FIN 45 would not have a material impact on the Company's financial condition or results of operations.

               In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure and Amendment to FASB No. 123", which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, "Accounting for Stock Issued to Employees", and modifies the disclosure requirements of that Statement. Under the prospective method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year in which the change is made. The modified prospective method recognizes stock-based compensation expense related to new and unvested awards in the year of change equal to that which would have been recognized had SFAS No. 123 been adopted as of its effective date, fiscal years beginning after December 15, 1994. The retrospective restatement method recognizes stock compensation costs for the year of change and restates financial statements for all prior periods presented as though the fair value recognition provisions of SFAS No. 123 had been adopted as of its effective date. Since the Company does not intend to voluntarily adopt the fair value provisions of FASB 123, adoption of SFAS 148 would not have a material effect on the financial condition or results of operations of the Company. However, pro forma disclosures required by SFAS 148 will be included in the Company's future interim financial statements when necessary.

               In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires an enterprise to assess if consolidation of an entity is appropriate based upon its variable economic interests in a variable interest entity (VIE). The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. A direct or indirect ability to make decisions that significantly affect the results of the activities of a VIE is a strong indication that an enterprise has one or both of the characteristics that would require consolidation of the VIE.

               FIN 46 is effective for new VIE's established subsequent to January 31, 2003 and for existing VIE's as of July 1, 2003. Based upon a preliminary review, the adoption of FIN 46 would not have a material impact on the Company's financial condition or results of operations as there were no material VIE's identified which would require consolidation. FIN 46 further requires the disclosure of certain information related to VIE's in which the Company holds a significant variable interest. The Company does not believe that it owns any such interests that require disclosure at this time.

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


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


A reconciliation of net income (loss) for the years ended December 31, 2002, 2001, 2000 and shareholders' equity as of December 31, 2002 and 2001 between the amounts reported on a statutory basis and the related amounts presented on the basis of U.S. generally accepted accounting principles is as follows:

                                                 Net Income (loss)                     Shareholders' Equity
                                             Years Ended December 31,                       December 31,
                                       2002           2001             2000          2002                 2001
As reported on a
Statutory basis                    $(427,439)      $(429,143)        $80,477     $  8,582,968     $ 8,459,703
                                   ---------       ---------       ---------      ----------     -----------
Adjustments:
  Deferred policy acquisition
  costs, net                         159,459        (298,428)        408,805      13,391,535      12,974,390
Future policy benefits, un-
     earned premiums
     and policyholders' funds        291,503       1,191,046        (203,129)     (5,064,659)     (5,201,550)
 Deferred  income taxes               16,500        (159,189)         15,008        (878,152)       (710,787)
 Asset valuation reserve                  --              --              --         471,993         592,535
 Interest maintenance
      reserve                        (34,476)        (34,017)        (36,063)        430,606         465,082
 Non-admitted assets                      --        (100,000)             --         859,361       1,190,406
 Unrealized gains
  -SFAS 115                               --              --              --         795,097         664,326
Capital and surplus note                  --              --              --      (1,000,000)     (1,000,000)
 Other adjustments, net              (76,113)        (99,293)       (104,838)       (442,979)       (530,835)
                                   ---------        --------       ---------     -----------     -----------
 Net difference                      356,873         500,119          79,783       8,562,802       8,443,567
                                   ---------        --------       ---------     -----------     -----------
As reported on a
 GAAP basis                         $(70,566)        $70,976        $160,260     $17,145,770     $16,903,270
                                   =========        ========        ========     ===========     ===========



Under applicable laws and regulations, the Company is required to maintain minimum surplus as to policyholders, determined in accordance with regulatory accounting practices, in the aggregate amount of approximately $1,874,000.

The payment of dividends by the Company is subject to the regulation of the State of Florida Department of Insurance.

The Insurance Commissioner's approval is not required if the dividend is equal to or less than the greater of: (a) 10% of the Company's surplus as to policyholders' derived from realized net operating profits on its business and net realized capital gains; or (b) the Company's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, if the Company will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend is declared and paid. As a result of such restrictions, the maximum dividend which may be paid by the Company during 2003 without prior approval is approximately $75,000. Accordingly, GAAP excess earnings over a statutory basis are not available for dividends.

The Risk-Based Capital ("RBC") for Life and/or Health Insurers Model Act (the "Model Act") was adopted by the National Association of Insurance Commissioners
(NAIC) in 1992. The main purpose of the Model Act is to provide a tool for insurance regulators to evaluate the capital of insurers. Based on calculations using the appropriate NAIC formula, the Company exceeded the RBC requirements at December 31, 2002.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)




3.   Investments

          (a)  Equity securities and fixed maturities

          Equity securities consist of $309,218 and $372,183 of common stock at fair value at December 31, 2002 and 2001 respectively.

          Unrealized  (depreciation)   appreciation  in  investments  in  equity
          securities for the years ended December 31, 2002, 2001, and 2000 is $(62,965), $24,632 and $(121,202), respectively.

          The amortized cost and estimated fair values of investments in debt securities are as follows:

                                                                        Gross             Gross       Estimated
                                                   Amortized         Unrealized        Unrealized       Fair
                                                     Cost               Gains            Losses         Value
                                                 -------------      -------------     ------------   ------------
December 31, 2002:
     Held-to-maturity:
       U.S. Treasury securities and obligations
       of U.S. government corporations
       and agencies (guaranteed)                 $      --       $         --     $     --      $    --

     Corporate securities                           3,690,569          201,213        12,837     3,878,945

     Mortgage-backed securities                       280,970            7,113          --         288,083
                                                  -----------       ----------      --------    ----------
                                                    3,971,539          208,326        12,837     4,167,028
                                                  -----------       ----------      --------    ----------
     Available-for-sale:
       U.S. Treasury securities and obligations
       of U.S. government corporations
       and agencies (guaranteed)                      595,993          103,697          --         699,690

     Corporate securities                          16,482,248        1,258,023          --      17,740,271

     Mortgage-backed securities                        --               --              --           --
                                                  -----------       ----------       -------   -----------
                                                   17,078,241        1,361,720          --      18,439,961
                                                  -----------       ----------       -------   -----------
                                                  $21,049,780       $1,570,046       $12,837   $22,606,989
                                                  ===========       ==========       =======   ===========



                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


                                                                        Gross             Gross       Estimated
                                                   Amortized         Unrealized        Unrealized       Fair
                                                     Cost               Gains            Losses         Value
                                                 -------------      -------------     ------------   ------------
December 31, 2001:
     Held-to-maturity:
       U.S. Treasury securities and obligations
       of U.S. government corporations
       and agencies (guaranteed)                     $500,000           $1,560   $      --            $501,560

     Corporate securities                           2,092,104           97,916        29,771         2,160,249

     Mortgage-backed securities                       564,546           24,539         --              589,085
                                                   ----------         --------      --------       ------------
                                                    3,156,650          124,015        29,771         3,250,894
                                                   ----------         --------      --------       -----------
     Available-for-sale:
       U.S. Treasury securities and obligations
       of U.S. government corporations
       and agencies (guaranteed)                      595,585           58,415         --              654,000

     Corporate securities                          19,864,248          846,483         --           20,710,731

     Mortgage-backed securities                            --            --            --               --
                                                  -----------       ----------      --------       -----------
                                                   20,459,833          904,898         --           21,364,731
                                                  -----------       ----------      --------       -----------
                                                  $23,616,483       $1,028,913       $29,771       $24,615,625
                                                  ===========       ==========       =======       ===========

     Fair values reflected in available-for-sale and held-to-maturity categories are based on NAIC values, versus values associated with normal market pricing services. The estimated difference for both categories was immaterial for all years presented.

     Unrealized appreciation of fixed maturities for years ending December 31, 2002, 2001 and 2000 is $558,067, $1,152,189, and $678,644 respectively.

     The amortized cost and estimated fair value of fixed maturities at December 31, 2002, by contractual maturity, are summarized below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed maturity securities held-to-maturity:
                                                   Amortized         Estimated
                                                     Cost           Fair value
Due in 2003                                        $   --            $    --
Due in 2004 through 2007                              863,469           930,401
Due in 2008 through 2012                            2,037,355         2,137,037
Due after 2012                                        789,745           811,507

Mortgage-backed securities                            280,970           288,083
                                                   ----------       -----------
                                                   $3,971,539       $ 4,167,028
                                                   ==========       ===========
Fixed maturity securities available-for-sale:

Due in 2003                                        $3,854,862       $ 3,972,109
Due in 2004 through 2007                            9,943,233        10,798,772
Due in 2008 through 2012                            3,182,315         3,551,580
Due after 2012                                         97,831           117,500

Mortgage-backed securities                                 --             --
                                                  -----------       -----------
                                                  $17,078,241       $18,439,961
                                                  ===========       ===========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


     Proceeds from the sale of equity securities and fixed maturities available for sale and the related realized gains and losses are summarized as follows:

                                          2002            2001          2000
Proceeds from sale of
    equity securities                  $782,048       $  794,356     $    --
                                     ----------       ----------     ----------
Proceeds from sale of
    fixed maturities
    available-for-sale               $3,300,000       $2,814,816     $1,225,522
                                     ----------       ----------     ----------
Realized gains (losses)
Fixed maturities:
Gross realized gains                 $    --          $   --         $    --
Gross realized (losses)                   --              --              --
Equity securities:
Gross realized gains                      --              --              --
Gross realized (losses)                  (1,038)          --              --
                                     ----------       ---------      ---------
                                     $   (1,038)      $   --         $    --
                                     ==========       ==========     ==========


     There were no realized gains and losses for fixed maturity securities classified as available-for-sale and held-to-maturity that were called during the year ended December 31, 2002, 2001 and 2000.

     Investments, aggregated by issuer, in excess of 10% of shareholders' equity (before net unrealized gains and losses on available-for-sale securities) at December 31, 2002 and 2001, other than investments issued or guaranteed by the United States government are as follows:

      2002                                          Carrying Amount
             Dean Witter Discover                       $4,049,379
             Philip Morris, Inc.                         5,529,454

      2001

             Federal Express                            $2,036,560
             Dean Witter Discover                        4,252,500
             Philip Morris Inc.                          5,813,260

      (b)   Concentrations of credit risk
            -----------------------------

          At December 31, 2002 and 2001, the Company owned $485,000 and $482,000, respectively, of less-than-investment grade corporate debt securities. The Company also invests in subsidized and unsubsidized student loans totaling $97,671 and $95,819 at December 31, 2002 and 2001, respectively, which are guaranteed by the U.S. government. Subsequent to December 31, 2002, all of these loans were sold at their unpaid principal balance.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


      (c)   Investment income

          Net investment income for the years ended December 31, 2002, 2001, and 2000 consists of the following:

                                             2002           2001          2000
Interest:
Fixed maturities                          $1,526,706    $1,790,992   $2,014,883
Policy and student loans                     515,141       468,904      505,319
Short-term investments                     1,235,823     1,105,434      937,077
Mortgage loans                               179,193       206,212      190,068
Rental income                                388,843       304,879      278,302

Dividends on equity securities
      common  stock, including
      mutual fund                                384            --       33,412
                                          ----------    ----------   ----------
                                           3,846,090     3,876,421    3,959,061
Less investment expenses                      10,670         9,455       23,454
                                          ----------    ----------   ----------
                                          $3,835,420    $3,866,966   $3,935,607

      (d)   Investments on deposit

          In order to comply with statutory regulations, investments were on deposit with the Insurance Departments of certain states as follows:

                                        2002             2001              2000
Florida                             $1,702,867       $1,707,042      $1,708,735
Alabama                                100,634          100,737         100,199
South Carolina                         301,903          302,210         300,595
Georgia                                252,233          252,933         250,496
Indiana                                201,787          202,347         200,000
                                    ----------       ----------      ----------
                                    $2,559,424       $2,565,269      $2,560,025
                                    ==========       ==========      ==========

          Certain of these assets, totaling approximately $850,000 for each of the years ended December 31, 2002 and 2001, are restricted for the future benefit of policyholders in a particular state.

4.    Deferred policy acquisition costs

     Deferred policy acquisition costs at December 31, 2002, 2001, 2000 consist of the following:

                                          2002             2001          2000
Deferred policy acquisition
     costs at beginning of year       $12,974,390     $13,211,413   $12,874,219
Policy acquisition costs deferred:
Commissions                             1,544,860       1,249,453     1,384,782
Underwriting & issue costs                242,162         269,070       398,622
Other                                     342,404         380,448       422,721
Change in unrealized appreciation
     (depreciation)                       257,686          61,405       (71,611)
                                      -----------     -----------   -----------
                                        2,387,112       1,960,376     2,134,514
Amortization of deferred policy
     acquisition costs                 (1,969,967)     (2,197,399)   (1,797,320)
                                      -----------     -----------   -----------
Deferred policy acquisition
     Costs at end of year             $13,391,535     $12,974,390   $13,211,413
                                      ===========     ===========   ===========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)




5.    Property and equipment

     Property and equipment consists of the following:

                                  December 31,   December 31,
                                     2002           2001
                                 ------------   ------------
Land                               $982,027       $982,027
Building and improvements         2,441,849      2,397,325
Furniture and equipment             968,761        956,533
                                 ----------    -----------
                                  4,392,637      4,335,885
Less accumulated depreciation    (1,962,233)    (1,844,823)
                                 ----------     ----------
                                 $2,430,404     $2,491,062
                                 ==========     ==========

     Depreciation expense for the years ended December 31, 2002, 2001, 2000 totaled $129,330, $129,330, and $115,425, respectively.

6.    Future policy benefits

     At December 31, 2002 and 2001, future policy benefits, exclusive of universal life and flexible term annuities consist of the following:

                              December 31,   December 31,
                                 2002          2001
                              -----------   ------------
Life insurance                $3,291,275    $2,600,757
Annuities                         64,738       193,744
Accident & health insurance      161,468       107,098
                              ----------    ----------
Total life & health
 future policy benefits       $3,517,481    $2,901,599
                              ==========    ==========

     Life insurance in-force aggregated approximately $1.5 billion and $1.6 billion at December 31, 2002, and 2001, respectively. Mortality and withdrawal assumptions are based upon the Company's experience and actuarial judgment with an allowance for possible unfavorable deviations from the expected experience.

     The mortality tables used in calculating benefit reserves for non universal life contracts are the 1975-1980 Basic Tables and the 1980 U.S. Population mortality table modified for company expected experience.

     For the principal non-universal life policies an interest rate beginning at 6.75% net of investment expenses was used. For universal life policies, spreads between 1.25% and 1.50% were used in developing the FAS 97 amortization schedules.

7.    Reinsurance

     The Company routinely cedes and, to a limited extent, assumes reinsurance to limit its exposure to loss on any single insured. Ceded insurance is treated as a risk and liability of the assuming companies.

     As of December 31, 2002, ordinary insurance coverage in excess of $75,000 is reinsured; however for some policies previously issued, the first $30,000, $40,000 or $50,000 was retained and the excess ceded. The retention limit for some substandard risks is less than $75,000. Reinsured risks would give rise to liability to the Company in the event that the reinsuring company was unable to meet its obligations under the reinsurance agreement in force, as the Company remains primarily liable for such obligations.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)




     Under reinsurance agreements exclusive of the MEGA agreement discussed below, the Company has ceded premium of $303,536, $278,828, and $275,288 included in reinsurance premiums ceded, and received recoveries of $286,817, $624,314 and $131,886, included in annuity, death and other benefits for the years ended December 31, 2002, 2001, 2000, respectively.

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

     For the years ended December 31, 2002, 2001, 2000, the Company ceded premiums to MEGA of $344,981, $365,247 and $419,353, included in reinsurance ceded, and received recoveries of $496,751, $494,683 and $478,485, included in annuity, death and other benefits, respectively. The funds held related to reinsurance treaties of $1,334,963 and $1,379,640 represent the 18% share of policy loans ceded to the reinsurer at December 31, 2002 and 2001, respectively.

8.    Notes payable

     As of December 31, 2002, the Company had an unused line of credit of $5,000,000 which is secured by student loans equaling 115% of the unpaid principal balance. The facility bears interest at a variable rate per annum payable monthly and expires on April 30, 2007.

9.    Note payable to related party

     A note payable to a related party consists of amounts due on demand to Security National Life Insurance Company. The note qualifies as shareholders' equity for statutory accounting purposes in accordance with
     Section 628.401 of the Florida Statutes. At December 31, 2002 and 2001, the note bears interest at 9.0% percent (payable monthly); principal repayment is contingent upon the Company maintaining statutory surplus in excess of $1,874,000 and obtaining approval in advance by the Florida Department of Insurance. Interest expense relating to the balance of the note payable to the related party during 2002, 2001, and 2000 aggregated $90,000, $97,000, and $105,000 respectively.

10.    Income taxes

     The Company's income tax liability at December 31 is summarized as follows:

                             2002                    2001

Current                   $   --                   $  --
Deferred                   1,062,802                895,437
                          ----------               --------
Total                     $1,062,802               $895,437
                          ==========               ========

     Total income taxes including taxes on the change in the value of investments for the years ended December 31, 2002, 2001, and 2000 were as follows:

                                                 2002        2001       2000
                                                -----       -----      ------

Tax expense (benefit)  in operations           $(12,254)   $16,865     $38,105
Tax on unrealized appreciation
    (depreciation) of  investments              183,865    372,208     235,481
                                               --------   --------    --------
                                               $171,611   $389,073    $273,586
                                               ========   ========    ========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


Income tax expense (benefit) for the years ended December 31, 2002, 2001, 2000 is summarized as follows:

                                       2002             2001             2000
                                      -----            -----            ------
Current:
Federal                              $4,246           $(5,759)          $40,812
State                                    --                --             6,719
                                     ------           -------           -------
                                      4,246            (5,759)           47,531
                                    -------           -------           -------
Deferred:
 Federal                            (14,678)           20,691            (7,073)
 State                               (1,822)            1,933            (2,353)
                                   --------           -------           -------
                                    (16,500)           22,624            (9,426)
                                   --------           -------           -------
                                   $(12,254)          $16,865           $38,105
                                   ========           =======           =======

Income tax expense (benefit) for the years ended December 31, 2002, 2001, 2000 differs from "expected" tax (computed by applying the U.S. federal income tax rate to pretax income) as a result of the following:

                                               2002          2001         2000
Computed "expected" tax expense
   (benefit)                                 $(28,158)     $29,866      $67,444
Increase (reduction) in income
   taxes resulting from:
     Small life insurance
          company deduction                    17,107       (7,162)      (3,485)
     Changes in the valuation
          allowance for deferred
          tax assets, allocated to
          income tax expense                       --       (7,115)     (27,338)
   State taxes, net of federal
     income tax benefit                        (1,203)       1,276        1,484
                                             --------      -------      -------
                                             $(12,254)     $16,865      $38,105
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

     At December 31, 2002, the balance of the Policyholders' Surplus account aggregated approximately $236,000. The Company has not recorded deferred income taxes totaling approximately $80,000 relating to this amount as it has no plan to distribute the amounts in Policyholders' Surplus in the foreseeable future. The Tax Reform Act of 1986 enacted a new separate parallel tax system referred to as the Alternative Minimum Tax (AMT) system. AMT is based on a flat rate applied to a broader tax base. It is calculated separately from the regular federal income tax and the higher of the two taxes is paid. The excess of the AMT over regular tax is a tax credit, which can be carried forward indefinitely to reduce regular tax liabilities of future years. In 2002, 2001, 2000, AMT exceeded regular tax by $-0-, $-0-, and $19,854, respectively. At December 31, 2002, the AMT tax credit available to reduce future regular tax totaled $269,643.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

                                                       2002              2001

Deferred tax assets:
Unearned revenue, due to deferral of
  "front-end" fee                                   $1,717,492       $1,829,505
Policy liabilities and accruals,
   principally due to adjustments
   to reserves for tax purposes                      1,718,852        1,683,457
Deferred policy acquisition costs
  related to unrealized appreciation
  (depreciation)                                        89,390          128,365

Alternative minimum tax credit
   carry forwards                                      269,643          269,643
                                                    ----------       ----------
Total gross deferred tax assets                      3,795,377        3,910,970
Less valuation allowance                              (269,643)        (269,643)
                                                    ----------       ----------
Net deferred tax assets                              3,525,734        3,641,327
                                                    ----------       ----------
Deferred tax liabilities:
Deferred policy acquisition costs                   (4,544,629)      (4,469,612)
Other                                                  465,440          294,104
Unrealized (appreciation)
depreciation of securities                            (509,347)        (361,256)
                                                   -----------      -----------
Total gross deferred tax liabilities                (4,588,536)      (4,536,764)
                                                   -----------      -----------
Net deferred tax (liability)                       $(1,062,802)     $  (895,437)
                                                   ==========       ===========

The net change in the total valuation allowance for the years ended December 31, 2002 and 2001 was an increase of $-0-and $7,115, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2002.

11.  Related party transactions
     --------------------------
     The Company's general agent, Insuradyne Corporation, is a wholly-owned subsidiary of Security National Financial Corporation. The balances due to an affiliated insurance agency reflected in the accompanying balance sheets principally represent earned commission due to Insuradyne. The Company incurred commission expense to Insuradyne aggregating $109,268, $122,787 and $180,941, in 2002, 2001, and 2000, respectively. These amounts are included as components of acquisition costs deferred and related amortization. Insuradyne incurred insurance-related expenses aggregating $206, $77, and $1,147 in 2002, 2001, 2000, respectively.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


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

On December 28, 1998 the Company entered into a Loan Funding and Fee Agreement and Agency Agreement (the "Agreement") with Security National Mortgage Company ("SNMC"), a subsidiary of Security National. Under the terms of the Agreement, SNMC assigns their interest in residential mortgage loans that have been pre-sold to third party investors to the Company. The Company purchases these loans and holds them as short-term investments until it receives the proceeds from the third party investors. The Company receives interest income from SNMC based upon how long the loans were outstanding. At December 31, 2002 and 2001 the Company had outstanding loan purchases of $16,283,759 and $13,860,534, respectively. Included in investment income is $1,130,231 and $984,872 for the years ended December 31, 2002 and 2001, respectively.

The Company received for the years ended December 31, 2002 and 2001, $168,933 and $132,141 respectively, as rental income from Security National for a lease of office space in the Company's building under the terms of the Administrative Services Agreement.

The Company received for the years ended December 31, 2002 and 2001, $75,622 and $77,394 respectively, in interest income from Security National for short-term loans of which $113,707 and $344,308 were outstanding as of December 31, 2002 and 2001, respectively.

12.  Earnings (loss) per share
     -------------------------
     The following table sets forth the computation of basic and diluted earnings per share:

                                               2002           2001         2000
Numerator for basic and
  diluted Earnings per share:
      Net income (loss)                   $(70,566)       $70,976      $160,260
Denominator:
      Denominator for basic earnings
      per share weighted average shares  1,979,291      1,907,989     1,907,989

      Effective dilutive securities:
        Agent stock options                  --             --            --

Dilutive potential common shares             --             --            --
Denominator for diluted earnings
   per share weighted average shares
   and assumed conversions              1,979,291      1,907,989     1,907,989
Basic earnings (loss) per share             $(.04)          $.04          $.08
Diluted earnings (loss) per share           $(.04)          $.04          $.08

13.  Agents' incentive stock bonus plan
     ----------------------------------
     The Company has an incentive bonus plan for agents that was adopted January 1, 1995 by the Company's Board of Directors and effective through December 31, 2002. Agents that qualify under the plan have the option to purchase shares of common stock. The number of shares of common stock is determined on the date of the award as the number of whole shares equal to the award based on the applicable stock price on December 31 of the year the agent has qualified for the bonus. For each share of common stock purchased by the agent, the Company will concurrently award an equivalent number of shares to the agent. Awards were granted in 1999 under this plan. The Company incurred expenses of approximately $5,010 relating to the Company's matching number of shares. There were no awards granted in 2002, 2001, and 2000. If the agent does not purchase the shares within the designated period, then the agent forfeits their rights to purchase the shares of common stock as well as the matching number of shares to be contributed by the Company.

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

     The following table presents the carrying amounts and estimated fair values of financial instruments held at December 31, 2002 and 2001. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                         2002                                  2001
                                                        -----                                 ------
                                              Carrying        Estimated              Carrying       Estimated
                                              amount         fair value              amount         fair value
                                            -----------     ------------           -----------     ------------
          Financial assets:
          Fixed maturities
             held-to-maturity
             (see note 3)                   $3,971,539         $4,167,028          $ 3,156,650      $ 3,250,894
          Fixed maturities
             available-for-
             sale (see note 3)              18,439,961         18,439,961           21,364,731       21,364,731
          Equity securities
             available-for-sale                309,218            309,218              372,183          372,183
          Mortgage loans                     2,244,597          2,244,597            2,268,292        2,268,292
          Policy and student loans           8,027,736          8,027,736            8,181,223        8,181,223
          Short-term investments            16,283,759         16,283,759           13,860,534       13,860,534
          Cash and cash equivalents          3,067,284          3,067,284            1,969,055        1,969,055

          Financial liabilities:
          Policy liabilities
             policyholders' account
               balances                    $47,222,857        $44,593,662          $47,601,259      $44,808,386

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


                                                                                         Schedule I

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
        Summary of Investments Other Than Investments in Related Parties
                                December 31, 2002


                                             Number of shares or                                                 Amount at
                                              units-principal                                                   which shown
                                                amounts of                                 Fair                      in the
Type of investment                            bonds or notes              Cost            value                 balance sheet
Fixed maturities held-for-investment:
   U.S. Government and government
     agencies and authorities                        --             $      --         $      --            $           --
   Public utilities                                  --                    --                --                        --
   Industrial and miscellaneous                   3,705,803          3,690,569         3,878,945                 3,690,569
   Special revenue and special assessment
      of agencies and authorities of
      governments and political subdivisions        281,155            280,970           288,083                   280,970
                                                 ----------         ----------       -----------               -----------
   Total fixed maturities held for investment     3,986,958          3,971,539         4,167,028                 3,971,539

Fixed maturities available-for-sale:
   U.S. Government and government agencies
       and authorities                              600,000            595,993           699,690                   699,690
  Public utilities                                  655,000            665,576           693,854                   693,854
   Industrial and miscellaneous                  15,560,000         15,816,672        17,046,417                17,046,417
   Special revenue and special assessment
      of agencies and authorities of
      governments and political subdivisions          --                 --               --                         --
                                                -----------        -----------       -----------               -----------
   Total fixed maturities available for sale     16,815,000         17,078,241        18,439,961                18,439,961
                                                -----------        -----------       -----------               -----------
                                                 20,801,958         21,049,780        22,606,989                22,411,500
                                                -----------        -----------       -----------               -----------
Equity securities:
   Common, including investments in mutual fund      44,602            316,293       $   309,218                   309,218
                                                ===========                          ===========
Mortgage loans                                                       2,244,597                                   2,244,597

Policy loans                                                         7,930,065                                   7,930,065

Student loans                                                           97,671                                      97,671

Short-term investments                                              16,283,759                                  16,283,759
                                                                   -----------                                 -----------

   Total investments                                               $47,922,165                                 $49,276,810
                                                                   ===========                                 ===========

See accompanying auditors' report.


                                  Schedule III
                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                       Supplementary Insurance Information

                          December 31, 2002, 2001, 2000


                        Future policy                           Other                          Benefits Amortization
             Deferred     benefits,     Policy-                policy                          claims    of deferred
             policy     losses claims  holders'                claims &              Net      losses &    policy        Other
           acquisition   and loss      account    Unearned    benefits   Premium  investment  settlement acquisition   operating
              cost        expenses     balances   premiums    payable     revenue   income     expenses     costs      expenses
           -----------  -----------  ----------  ----------  --------- ---------- ---------  ----------  --------     -----------
2002 Life
  and
  annuities $13,391,535  3,517,481  47,222,857  4,551,265    701,312  7,075,257   3,835,420   5,343,573  1,969,966     3,678,920

2001 Life
  and
  annuities $12,974,390  2,901,599  47,601,259  4,694,563  1,147,403  6,736,027   3,866,966   4,482,588  2,197,399     3,835,165

2000 Life
  and
  annuities $13,211,413  2,965,940  48,722,138  4,948,989    580,196  6,698,869   3,935,607   5,109,411  1,797,320     3,529,381











See accompanying auditors' report.


                                                                                                           Schedule IV
                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                   Reinsurance

                          December 31, 2002, 2001, 2000


                                                         Ceded to         Assumed                           Percentage
                                                           other         from other                          of amount
                                     Direct amount       companies       companies      Net amount         assumed to net
December 31, 2002:
   Life insurance in force           $702,535,000     $164,248,000     $824,243,000   $1,362,530,000               60%
                                     ============     ============     ============   ==============               ===
   Premiums:
     Life insurance                    $6,812,419         $648,517         $789,453       $6,953,355               11%
     Accident & health insurance          121,902            --               --             121,902               --
                                     ------------     ------------     ------------   --------------             -----
   Total Premiums                      $6,934,321         $648,517         $789,453       $7,075,257               11%
                                     ------------     ------------     ------------   --------------             -----
December 31, 2001:
   Life insurance in force           $750,557,000     $179,242,000     $817,437,000   $1,388,752,000               59%
                                     ============     ============     ============   ==============               ===
   Premiums:
     Life insurance                    $6,579,409         $635,733         $649,916       $6,593,592               10%
     Accident & health insurance          150,777            8,342               --          142,435               --
                                     ------------     ------------     ------------   --------------             -----
   Total Premiums                      $6,730,186         $644,075         $649,916       $6,736,027               10%
                                     ============     ============     ============   ==============              ====
December 31, 2000:
   Life insurance in force           $811,233,000     $210,365,000     $558,575,000   $1,159,443,000               48%
                                     ============     ============     ============   ==============               ===
   Premiums:
     Life insurance                    $6,641,835         $668,323         $557,352       $6,530,864                9%
     Accident & health insurance          194,323           26,318               --          168,005               --
                                     ------------     ------------     ------------   --------------              ----
   Total Premiums                      $6,836,158         $694,641         $557,352       $6,698,869                8%
                                     ============     ============     ============   ==============               ====

See accompanying auditor's report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

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

                                  Director/Officer
      Name             Age          Since          Position(s) with the Company
--------------        ------      ---------------- ----------------------------
George R. Quist          82       December 1998    Chairman of the Board and
                                                   Chief Executive Officer

Scott M. Quist           49       December 1998    President,  General
                                                   Counsel,  Chief  Operating
                                                   Officer and Director

G. Robert Quist          51       April 1999       Vice President, Secretary
                                                   and Director

J. Lynn Beckstead, Jr.   49       March 2002       Vice President and Director

Charles L. Crittenden    82       December 1998    Director

Robert G. Hunter         43       December 1998    Director

H. Craig Moody           51       December 1998    Director

Norman G. Wilbur         64       December 1998    Director

Stephen M. Sill          57       March 2002       Vice President, Treasurer
                                                   and Chief Financial Officer

Committees of the Board of Directors include an executive committee, on which Messrs. George Quist, Scott Quist, and Moody serve; an audit committee, on which Messrs. Crittenden, Moody, and Wilbur serve; and a compensation committee, on which Messrs. Crittenden, Wilbur and George Quist serve.

The following is a description of the business experience of each of the directors and executive officers.

George R. Quist has been Chairman of the Board and Chief Executive Officer of the Company since December 1998. He has served as President of the Company from December 1998 until July 2002. Mr. Quist has also served as Chairman of the Board and Chief Executive Office of Security National Financial Corporation since October 1979, and its President from October 1979 until July 2002. From 1960 to 1964, he was Executive Vice President and Treasurer of Pacific Guardian Life Insurance Company. From 1946 to 1960, he was an agent, District Manager and Associate General Agent for various insurance companies. Mr. Quist also served from 1981 to 1982 as the President of The National Association of Life Companies, a trade association of 642 life insurance companies, and from 1982 to 1983 as its Chairman of the Board.

Scott M. Quist has been President of the Company since July 2002, its Chief Operating Officer since October 2001, and as its General Counsel and a director since December 1998. In addition, Mr. Quist served as First Vice President of the Company from December 1998 to July 2002. Mr. Quist has also served as President of Security National Financial Corporation since July 2002, as its Chief Operating Officer since October 2001, and its General

Counsel and a director since May 1986. From 1980 to 1982, Mr. Quist was a tax specialist with Peat, Marwick, Mitchell, & Co., in Dallas, Texas. From 1986 to 1991, he was a treasurer and director of The National Association of Life Companies, a trade association of 642 insurance companies until its merger with the American Council of Life Companies. Mr. Quist has been a member of the Board of Governors of the Forum 500 Section (representing small insurance companies) of the American Council of Life Insurance. Mr. Quist has also served as regional director of Key Bank of Utah since November 1993. Mr. Quist is currently a director and immediate past president of the National Alliance of Life Companies, a trade association of over 200 life companies.

G. Robert Quist has been a director of the Company since April 1999. Mr. Quist has also served as Vice President and Secretary of Security National Financial Corporation since March 2002. He has served as President and a director of Big Willow Water Company since 1987 and as a director of Associated Investors Company of Hawaii since 1987. He has also served as a director and Secretary-Treasurer of the Utah Cemetery Association since 1987.

J. Lynn Beckstead Jr. has been a Vice President and a director of the Company since March 2002. Mr. Beckstead has also served as Vice President and director of Security National Financial Corporation since March 2002. In addition he is President of Security National Mortgage Company, an affiliate of the Company, and has served in this position since July 1993. From 1990 to 1993, Mr. Beckstead was Vice President and a director of Republic Mortgage Corporation. From 1983 to 1990, Mr. Beckstead was Vice President and director of Richards Woodbury Mortgage Corporation. From 1980 to 1983, he was a principal broker for Boardwalk Properties. From 1978 to 1980, Mr. Beckstead was a residential loan officer for Medallion Mortgage Company. From 1977 to 1978, he was a residential construction loan manager of Citizens Bank.

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

Norman G. Wilbur has been a director of the Company since December 1998. Mr. Wilbur is also a director of Security National Financial Corporation and has served in this position since October 1998. Mr. Wilbur worked for J.C. Penny's regional offices in budget and analysis. His final position was Manager of Planning and Reporting for J.C. Penney's stores. After 36 years with J.C. Penny's, he took an option of an early retirement in 1997. Mr. Wilbur is a past board member of a homeless organization in Plano, Texas.

Stephen M. Sill has been Vice President, Treasurer and Chief Financial Officer of the Company since March 2002. He has been a Vice President, Treasurer and Chief Financial Officer of Security National Financial Corporation since March
2002. From 1998 to 2002, Mr. Sill was Vice President and Controller of the Company. From 1997 to 2002, Mr. Sill was Vice President and Controller of Security National Financial Corporation. From 1994 to 2002, Mr. Sill was Vice President and Controller of Security National Life Insurance Company. From 1989 to 1993, he was Controller of Flying J, Inc. From 1978 to 1989, Mr. Sill was Senior Vice President and Controller of Surety Life Insurance Company. From 1975 to 1978, he was Vice President and Controller of Sambo's Restaurant, Inc. From 1974 to 1975, Mr. Sill was Director of Reporting of Northwest Pipeline Corporation. From 1970 to 1974, he was an auditor with Arthur Andersen & Co. Mr. Sill is a director and president of the Insurance Accounting and Systems Association (IASA), a national association of over 1,300 insurance companies and associate members.

Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company (the business biographies set forth above):

      Name                Age           Title
-------------------      ------      --------------
George R. Quist (1)        82        Chairman of the Board and Chief Executive
                                     Officer

Scott M. Quist (1)         49        President, General Counsel and Chief
                                     Operating Officer

G. Robert Quist (1)        51        Vice President and Secretary

Stephen M. Sill            57        Vice President, Treasurer and
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

No director, officer or 5% stockholder of the Company or its subsidiaries, or any affiliate thereof has had any transactions with the Company or its subsidiaries during 2002 or 2001.

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

Item 11.  Executive compensation.

     (a) Summary compensation. The following table sets forth, for each of the last three fiscal years, the compensation received by George R. Quist, Chairman of the Board and Chief Executive Officer of the Company, and all other executive officers at December 31, 2002, whose salary and bonus for all services in all capacities exceed $100,000 for the fiscal year ended December 31, 2002.

                                                      SUMMARY COMPENSATION TABLE
                                                                                       Long Term Compensation

                                           Annual Compensation                Awards           Awards       Payouts
                            ________________________________________________             __________________________________
    (a)                  (b)        (c)           (d)          (e)           (f)              (g)         (h)           (i)
                                                              Other      Restricted       Securities                All other
Name and                                                     Annual         Stock         Underlying     LTIP         Compen-
Principal                                                 Compensation     Awards          Options/     Payouts       sation
Position                Year     Salary($)     Bonus($)        ($)           ($)            SARs(#)       ($)            $
Chief
Executive
Officer

George R. Quist(1)        2002    $0              $0           $0              $0             N/A         N/A            N/A
George R. Quist(1)        2001    $0              $0           $0              $0             N/A         N/A            N/A
George R. Quist(1)        2000    $0              $0           $0              $0             N/A         N/A            N/A

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

     (c) Director's fees and other fees. Directors did not receive any compensation in 2000, 2001 or 2002.

     (d) Compensation committee interlocks and insider participation. The Executive Committee of the Company's Board of Directors makes recommendation to the board concerning the compensation of the Company's executive officers. Subsequently, the board makes all final decisions concerning such compensation.

     (e)  Employee contracts. The Company does not have any employee contracts.

Item 12.  Security ownership of certain beneficial owners and management.

The following table sets forth, as of December 31, 2002, information with respect to the only persons known by the Company to be the beneficial owner of more than 5% of the Company's outstanding voting securities:

                                               Number of Shares
  Title of         Name and Address of       and Nature of Beneficial  Percent
   Class             Beneficial Owner            Ownership             of Class
-------------  -------------------------    ------------------
Common Shares  SSLIC Holding Company Inc., formerly
               Consolidare Enterprises, Inc.           1,150,271         57.4%
               c/o Security National Life Ins. Co.       Direct
               5300 S 360 W, Suite 200
               Salt Lake City, UT 84123

Common Shares  Security National Life Insurance Company  350,942         17.5%
  Shares       5300 South 360 West, Suite 200            Direct
               Salt Lake City, Utah 84123

Item 13.  Certain relationships and related transactions.

Insuradyne Corporation, a wholly owned subsidiary of Security National Financial Corporation, serves as general agent for the Company, pursuant to a general agency agreement, which is terminable by either party with 30 days notice. In such capacity, Insuradyne receives a commission on the first year commissionable premium on certain of the Company's policies as well as a small renewal commission on certain other policies. In accordance with the Florida Insurance Code, a copy of the Company's General Agency Agreement with Insuradyne Corporation was filed with and approved by the Florida Department of Insurance. Management of the Company believes that the terms of its General Agency Agreement with Insuradyne are as favorable to the Company as terms which could be obtained from independent third parties.

During 2002 and 2001, gross commissions in the amounts of $109,268 and $122,787, respectively, were earned by Insuradyne Corporation. At December 31, 2002, the Company owed $83,941 to Insuradyne as a result of commissions earned by Insuradyne but for which Insuradyne has not yet requested payment.

No director or officer of the Company or any associates of any director or officer of the Company was indebted to the Company at December 31, 2002.

The Company continues to be indebted to its parent, Security National Life Insurance Company (SNLIC), in the amount of $1,000,000, pursuant to a promissory note dated December 1988, which bears interest at the annual rate of interest equal to the prime rate (as hereinafter defined) plus 2%, with such interest rate not to be less than 9% nor in excess of 11%. For purposes of this promissory note, prime rate is defined to mean the prime rate as announced by Compass Bank, Birmingham, Alabama, from time to time, as its prime rate (which interest rate is only a bench mark, is purely discretionary and is not necessarily the best or lowest rate charged borrowing customers). This promissory note is due on demand and is payable out of capital surplus in excess of $1,874,000, pursuant to Florida Statutes 628.401 (1990). Interest and principal can only be repaid upon the express written approval of the Florida Department of Insurance.

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

The Administrative Services Agreement shall remain in effect for an initial term expiring on December 16, 2003. However, the term of the agreement may be automatically extended for an additional one-year term unless either the Company or SNFC shall deliver a written notice on or before September 30 of any year stating to the other its desire not to extend the term of the agreement. SSLIC Holding Company, a wholly owned subsidiary of SNLIC, owns 75% of the outstanding shares of common stock of the Company. SNLIC is a wholly owned subsidiary of SNFC. In addition, George R. Quist, the Company's Chief Executive Officer is the Chief Executive Officer of SNFC; Scott M. Quist, the Company's President, General Counsel and Chief Operating Officer, is the President, General Counsel and Chief Operating Officer of SNFC; G. Robert Quist, the Company's Vice President and Secretary, is the Vice President and Secretary of SNFC; Stephen M. Sill, the Company's Vice President, Treasurer and Chief Financial Officer, is the Vice President, Treasurer and Chief Financial Officer of SNFC. Finally, the directors of the Company, with the exception of G. Robert Quist, also serve as the directors of SNFC. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

On December 28, 1998 the Company entered into a Loan Funding and Fee Agreement and Agency Agreement (the "Agreement") with Security National Mortgage Company ("SNMC"), a subsidiary of SNFC. Under the terms of the Agreement, SNMC assigns its interest in residential mortgage loans that have been pre-sold to third party investors to the Company. The Company purchases these loans and holds them as short-term investments until it receives the proceeds from the third-party investors. The Company receives fee income from SNMC based upon how long the loans were outstanding. At December 31, 2002 and 2001, the Company had outstanding loan purchases of $16,283,759 and $13,860,534, respectively. Included in investment income is $1,130,231 and $984,872 for the years ended December 31, 2002 and 2001, respectively.

The Company received for the years ended December 31, 2002 and 2001, $168,933 and $132,141, respectively, as rental income from SNFC for a lease of office space in the Company's building under the terms of the Administrative Services Agreement.

The Company received for the year ended December 31, 2002 and 2001, $75,622 and $77,394, respectively, in interest income from SNFC for short-term loans of which $85,617 and $344,300 were outstanding as of December 31, 2002 and 2001, respectively.

Item 14. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures - The Company's Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act") as of a date within ninety days before the filing date of this annual report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company's disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

     (b) Changes in internal controls - There were no significant changes in the Company's controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

                                     PART IV


Item 15.  Financial statements, exhibits filed and reports on Form 10-K.

                                                                Page Number
         (a) 1.       See item 8

             2.       Supplemental Schedules

                      Required Financial Data - for the years ended December 31, 2002, 2001 and 2000 - included in
                      Part II, Item 8:

                      Schedule I - Summary of Investments -
                      Other than Investments in Related
                      Parties                       ................41

                      Schedule III - Supplementary Insurance
                      Information                   ................42

                      Schedule IV - Reinsurance     ................43

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY


Dated: March 31, 2003     By: s/s   George R. Quist
                              George R. Quist
                              Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated:



Signature                         Title                         Date
----------                     ----------
George R. Quist          Chairman of the                     March 31, 2003
                         Board and Chief Executive
                         Officer (Principal Executive
                         Officer)

Scott M. Quist           President, General Counsel,         March 31, 2003
                         Chief Operating Officer and
                         Director

Stephen M. Sill          Vice President, Treasurer and
                         Chief Financial Officer (Principal
                         Financial and Accounting
                         Officer)                            March 31, 2003

G. Robert Quist          Vice President, Secretary
                         and Director                        March 31, 2003

J. Lynn Beckstead, Jr.   Vice President and Director         March 31, 2003

Charles L. Crittenden    Director                            March 31, 2003

Robert G. Hunter         Director                            March 31, 2003

H. Craig Moody           Director                            March 31, 2003

Norman G. Wilbur         Director                            March 31, 2003

                                 CERTIFICATIONS

I, George R. Quist, certify that:

     1. I have reviewed this annual report on Form 10-K of Southern Security Life Insurance Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                         By:      George R. Quist
                                                  Chairman of the Board,
                                                  Chief Executive Officer

                                 CERTIFICATIONS

I, Stephen M. Sill, certify that:

     1. I have reviewed this annual report on Form 10-K of Southern Security Life Insurance Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

                                   By:      Stephen M. Sill
                                            Vice President, Treasurer and
                                            Chief Financial Officer

                                  EXHIBIT 99.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. Section 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Southern Security Life Insurance Company (the "Company") on Form 10K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George R. Quist, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

George R. Quist
Chief Executive Officer
March 31, 2003

                                  EXHIBIT 99.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. Section 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Southern Security Life Insurance Company (the "Company") on Form 10K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Sill, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Stephen M. Sill
Chief Financial Officer
March 31, 2003

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                   EXHIBIT 11

                            COMPUTATION OF NET INCOME

                                PER COMMON SHARE



                                            2002           2001          2000
Weighted Average Shares Outstanding       2,003,388      1,907,989    1,907,989
Net Income (Loss)                          $(70,566)       $70,976     $160,260
Per Share Amount                              $(.04)          $.04         $.08