Form 10-Q
period 2003-03-31
SOUTHERN SECURITY LIFE INSURANCE CO
filed 2003-05-15
CIK 109747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 2003             Commission File Number: 2-35669
--------------------------------             -------------------------------


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            Exact Name of Registrant.


           FLORIDA                                  59-1231733
-------------------------------              -------------------------
(State or other jurisdiction of             (IRS Identification Number)
 incorporation or organization)



755 Rinehart Road, Lake Mary, Florida                  32746
-------------------------------------        -------------------------
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including Area Code        (407) 321-7113
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

                                        YES  XX         NO
                                            ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, $1.00 par value                   2,003,388
-------------------------------------                 ------------
Title of Class                                  Number of Shares Outstanding
                                                    as of March 31, 2003

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



Item 1    Financial Statements                                   Page No.
------                                                           --------

           Statement of Operations - Three Months ended March 31, 2003 and 2002
            (unaudited)..............................................3

           Balance Sheet - March 31, 2003 (unaudited)
           and December 31, 2002...................................4-5

           Statement of Cash Flows - Three Months ended March 31,
           2003 and 2002 (unaudited).................................6

           Notes to Condensed Financial Statements...................7

Item 2
           Management's Discussion and Analysis.................. 7-10

Item 3
           Quantitative and Qualitative Disclosure of Market Risk...10

Item 4
           Controls and Procedures..................................10

                           PART II - OTHER INFORMATION

           Other Information.....................................10-12

           Signature Page...........................................13

           Certifications........................................14-16

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                             Statement of Operations
                                   (Unaudited)



                                                        Three Months Ended
                                                             March 31,
                                                       2003            2002
                                                   (Unaudited)      (Unaudited)
                                                   -----------      -----------
Revenues:
--------
Net insurance revenues                               $1,774,711     $1,592,520
Net investment income                                 1,001,398        951,043
                                                     ----------     ----------
                                                      2,776,109      2,543,563
                                                     ----------     ----------

Benefits, claims and expenses:
-----------------------------
Benefits and claims                                   1,341,796      1,053,208
Amortization of deferred policy
   acquisition costs                                    400,077        507,627
Operating expenses                                      922,473        928,042
                                                     ----------     ----------
                                                      2,664,346      2,488,877
                                                     ----------     ----------

Income before income taxes                              111,763         54,686
Income tax expense                                       22,785         11,000
                                                     ----------     ----------

      Net income (loss)                                 $88,978        $43,686
                                                     ==========     ==========

Basic and diluted net income
   per share of common stock                              $0.04          $0.02
                                                          =====          =====

Weighted average outstanding
   common shares - basic and diluted                  2,003,388      1,907,989
                                                     ==========     ==========







See accompanying notes to condensed financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                  BALANCE SHEET




                                                  March 31, 2003    December 31,
                                                   (Unaudited)         2002
                                                 --------------     -----------

Assets:
Investments:
   Fixed maturities held-to-maturity                 $3,916,640      $3,971,539
   Securities available-for-sale,
     at fair value:
     Fixed maturities                                17,930,913      18,439,961
     Equity securities                                  283,290         309,218
   Mortgage loans                                     2,237,274       2,244,597
   Policy and student loans                           8,006,647       8,027,736
   Short-term investments                            15,704,548      16,283,759
                                                    -----------     -----------
      Total Investments                              48,079,312      49,276,810
                                                    -----------     -----------

Cash and cash equivalents                             4,327,601       3,067,284
Accrued investment income                               677,693         473,789
Deferred policy acquisition costs                    13,867,362      13,391,535
Policyholders' account balances on
   deposit with reinsurer                             6,911,310       6,955,691
Reinsurance receivable
                                                        433,753         279,090
Receivables:
   Agent balances, net                                  499,450         776,244
   Other 609,842                                        614,150
Property and equipment, net, at cost                  2,401,444       2,430,404
                                                    -----------     -----------

   Total assets                                     $77,807,767     $77,264,997
                                                    ===========     ===========






See accompanying notes to condensed financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            BALANCE SHEET (Continued)




                                               March 31, 2003    December 31,
                                                 (Unaudited)         2002
                                                --------------   -----------

Liabilities and Shareholders' Equity:
Liabilities:
   Policy liabilities and accruals                 $3,699,749    $3,517,481
     Future policy benefits:
     Policyholders' account balances               47,082,276    47,222,857
     Unearned revenue                               4,614,282     4,551,265
     Other policy claims and benefits payable       1,116,871       701,312
   Other policyholders' funds, dividend
     and endowment accumulations                       92,992        78,811
   Funds held related to reinsurance treaties       1,325,386     1,334,963
   Note payable to related party                    1,000,000     1,000,000
   Due to affiliated companies                        108,381        83,941
   General expenses accrued                            91,779        98,480
   Unearned investment income                         367,022       355,529
   Other liabilities                                   14,749       111,786
   Income taxes                                     1,075,641     1,062,802
                                                  -----------   -----------
      Total liabilities                            60,589,128    60,119,227
                                                  -----------   -----------

Shareholders' equity:
   Common stock, $1 par, authorized
     3,000,000 shares; issued and out-
     standing, 2,003,388 shares in 2003 and 2002    2,003,388     2,003,388
   Capital in excess of par                         4,267,189     4,267,189
   Accumulated other comprehensive income (loss)      855,088       871,197
   Retained earnings                               10,092,974    10,003,996
                                                  -----------   -----------
      Total shareholders' equity                   17,218,639    17,145,770

Commitments and contingencies                          --            --
                                                  -----------   -----------
      Total liabilities and shareholders' equity  $77,807,767   $77,264,997
                                                  ===========   ===========







See accompanying notes to condensed financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                   Three Months Ended March 31,
                                                       2003           2002
                                                       ----           ----

Net cash provided by operating activities            $785,872       $788,287
                                                  -----------    -----------

Cash flows provided by investing activities:
   Proceeds from maturity of
     held-to-maturity securities                       60,088        808,635
   Proceeds from maturity of available
     for-sale securities                              360,000        300,000
   Mortgage loan repayments                             7,323          9,641
   Net change in short-term investments               579,210      1,396,256
   Net change in policy and student loans              21,089         74,200
   Acquisition of property and equipment               (3,624)       (17,447)
                                                  -----------    -----------

Net cash provided by investing activities           1,024,086      2,571,285
                                                  -----------    -----------

Cash flow used in financing activities:
   Receipts from universal life and
      certain annuity policies credited
      to policyholder account balances              1,114,276      1,338,715

   Return of policyholder balances
      on universal life and certain
      annuity policies                             (1,663,917)    (1,855,907)
                                                  -----------    -----------

Net cash used in financing activities                (549,641)      (517,192)
                                                  -----------    -----------

Increase in cash and cash equivalents               1,260,317      2,842,380

Cash and cash equivalents
   at beginning of period                           3,067,284      1,969,055
                                                  -----------    -----------

Cash and cash equivalents at end of period         $4,327,601     $4,811,435
                                                  ===========    ===========




See accompanying notes to condensed financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                     Notes to Condensed Financial Statements
                                 March 31, 2003
                                   (Unaudited)


1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments and accruals considered necessary for fair presentation of financial information have been included in the opinion of management, and are of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results. These statements should be read in conjunction with the financial statements and the notes thereto included in the Southern Security Life Insurance Company 2002 Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (file number 2-35669).

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

2. Comprehensive Income

For the three months ended March 31, 2003 and 2002, total  comprehensive  income
(loss) was $72,869 and $(112,511) , respectively.

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

Results of Operations

First Quarter of 2003 Compared to First Quarter 2002

Total revenues increased by $232,000, or 9.1%, to $2,776,000 for the three months ended March 31, 2003, from $2,544,000 for the three months ended March 31, 2002. Contributing to this increase was a $182,000 increase in net insurance revenues.

Net insurance revenues increased by $182,000, or 11.4%, to $1,775,000 for the three months ended March 31, 2003, from $1,593,000 for the three months ended March 31, 2002. This increase was primarily the result of an increase in traditional life sales.

Net investment income increased by $50,000, or 5.3%, to $1,001,000 for the three months ended March 31, 2003, from $951,000 for the three months ended March 31, 2002. This increase was due to additional interest income earned on warehouse mortgage loans.

Benefits and claims increased by $289,000 or 27.4%, to $1,342,000 for the three months ended March 31, 2003, from $1,053,000 for the comparable period in 2002. This increase was primarily due to an increase in death claims and future policy benefits.

Amortization of deferred policy acquisition costs decreased by $108,000, or 21.2%, to $400,000 for the three months ended March 31, 2003, from $508,000 for the comparable period in 2002. This decrease was in line with actuarial assumptions.

Operating expenses decreased by $6,000, or .7%, to $922,000 for the three months ended March 31, 2003, from $928,000 for the same period in 2002. This decrease was primarily the result of reduced legal fees expended for litigation purposes offset by increases in wages and benefits.

Liquidity and Capital Resources

The Company attempts to match the duration of invested assets with its policyholder liabilities. The Company may sell investments other than those held-to-maturity in the portfolio to help in this timing; however, to date, that has not been necessary. The Company purchases short-term investments on a temporary basis to meet the expectations of short-term requirements of the Company's products. The Company's investment philosophy is intended to provide a rate of return that will persist during the expected duration of policyholder liabilities regardless of future interest rate movements.

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing life insurance companies. Bonds owned by the Company amounted to $21,848,000 as of March 31, 2003, as compared to $22,412,000 as of December 31, 2002. This represents 45% and 45% of the total investments as of March 31, 2003 and December 31, 2002, respectively. Generally, all bonds owned by the Company are rated by the National Association of Insurance Commissioners. Under this rating system, there are nine categories used for rating bonds. At March 31, 2003, and at December 31, 2002, the Company had investments in bonds in rating categories three through nine, which are considered non-investment grade, of $485,000.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At March 31, 2003 and December 31, 2002, the Company exceeded the regulatory criteria.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2002 was 11.9% as compared to a rate of 13.8% for 2001. The 2003 lapse rate was approximately the same as 2002.

At March 31, 2003, $8,792,082 of the Company's stockholders' equity represented the statutory stockholders' equity. The Company cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

The Company has no material commitments for capital expenditures.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 2002.

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

An action was brought by Bernice Johnson against the Company in May, 2002 in the Circuit Court of Jefferson County, Alabama, Civil Action No. CV02 2963. The face amount of coverage under the policy is $15,000. The insured died in July 2001. Claims are made for non-payment of the policy amount. The claims for relief include misrepresentation, mental anguish and emotional distress, fraud, intentional and bad faith non payment of the benefit, intentional and bad faith failure to investigate the claim for benefits, reckless and negligent and wanton action relative to misrepresentation and/or concealment of facts, negligence and the wanton hiring, training and supervision of agents. Compensatory and punitive damages are sought along with interest and costs. An answer has been filed by the Company and discovery is in process. A trial has been set in June, 2003.

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

     10. A Revolving Financing Agreement between the Company and the Student Loan Marketing Association, dated September 19, 1996, incorporated by reference from Annual Report on Form 10-K for fiscal year ended December 31, 1997.

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

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K:

               NONE
                   ------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   REGISTRANT

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                   Registrant


DATED: May 15, 2003              By:     George R. Quist,
                                         ----------------
                                         Chairman of the Board and
                                         Chief Executive Officer
                                        (Principal Executive Officer)


DATED: May 15, 2003              By:     Stephen M. Sill
                                         ---------------
                                         Vice President, Treasurer and
                                         Chief Financial Officer
                                        (Principal Financial and
                                         Accounting Officer)

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

Date:  May 15, 2003                       By:      George R. Quist
                                                   Chairman of the Board and
                                                   Chief Executive Officer

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

Date:  May 15, 2003                    By:      Stephen M. Sill
                                                Vice President, Treasurer and
                                                Chief Financial Officer

                                  EXHIBIT 99.1
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Southern Security Life Insurance Company (the "Company") on Form 10-Q for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George R. Quist, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

George R. Quist
Chief Executive Officer
May 15, 2003

                                  EXHIBIT 99.2
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Southern Security Life Insurance Company (the "Company") on Form 10-Q for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Sill, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Stephen M. Sill
Chief Financial Officer
May 15, 2003