Form 10-Q
period 2003-06-30
SOUTHERN SECURITY LIFE INSURANCE CO
filed 2003-08-13
CIK 109747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 2003            Commission File Number: 2-35669
-------------------------------            -------------------------------


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            Exact Name of Registrant.


      FLORIDA                                        59-1231733
----------------                                   -------------
(State or other jurisdiction of                 (IRS Identification Number)
 incorporation or organization)



755 Rinehart Road, Lake Mary, Florida                    32746
-------------------------------------                  ----------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including Area Code     (407) 321-7113
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

                                    YES  X         NO
                                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, $1.00 par value             2,103,600
-------------------------------------    ----------------------------
Title of Class                           Number of Shares Outstanding
                                            as of June 30, 2003

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



Item 1    Financial Statements                                  Page No.
------                                                         --------

           Statement of Operations - Six and Three Months
           ended June 30, 2003 and 2002 (unaudited).................3

           Balance Sheet - June 30, 2003 (unaudited)
           and December 31, 2002..................................4-5

           Statement of Cash Flows - Six Months ended June 30,
           2003 and 2002 (unaudited)................................6

           Notes to Condensed Financial Statements..................7

Item 2
           Management's Discussion and Analysis................. 7-10

Item 3
           Quantitative and Qualitative Disclosure
           of Market Risk..........................................10

Item 4
           Controls and Procedures.................................10

                           PART II - OTHER INFORMATION

           Other Information....................................10-12

           Signature Page..........................................13

           Certifications.......................................14-16



                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                             Statement of Operations
                                   (Unaudited)



                                             Six Months Ended          Three Months Ended
                                                 June 30,                    June 30,
                                           2003          2002           2003          2002
                                        (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)
Revenues:
Net insurance revenues                  $3,580,902    $3,345,416     $1,806,191     $1,752,896
Net investment income                    2,025,263     1,911,155      1,023,865        960,112
                                       -----------   -----------    -----------    -----------
                                         5,606,165     5,256,571      2,830,056      2,713,008
                                       -----------   -----------    -----------    -----------

Benefits, claims and expenses:
                                                                                   -----------
Benefits and claims                      2,759,010     2,385,057      1,417,214      1,331,849
Amortization of deferred policy
   acquisition costs                     1,064,447     1,114,969        664,370        607,342
Operating expenses                       1,704,176     1,830,365        781,703        902,323
                                       -----------   -----------    -----------    -----------
                                         5,527,633     5,330,391      2,863,287      2,841,514
                                       -----------   -----------    -----------    -----------

Income (loss) before income taxes           78,532       (73,820)       (33,231)      (128,506)
Income tax expense (benefit)                16,583       (16,512)        (6,202)       (27,512)
                                       -----------   -----------    -----------    -----------

      Net income (loss)                    $61,949      $(57,308)      $(27,029)     $(100,994)
                                       ===========   ===========    ===========    ===========

Basic and diluted net income (loss)
   per share of common stock                  $.03         $(.03)         $(.01)         $(.05)
                                       ===========   ===========    ===========    ===========

Weighted average outstanding
   common shares - basic and diluted     2,053,494     1,955,689      2,103,600      2,003,388
                                       ===========   ===========    ===========    ===========


See accompanying notes to condensed financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                  BALANCE SHEET




                                                   June 30, 2003    December 31,
                                                    (Unaudited)        2002

Assets:
Investments:
   Fixed maturities held-to-maturity              $3,863,137       $3,971,539
   Securities available-for-sale,
     at fair value:
     Fixed maturities                             18,363,798       18,439,961
     Equity securities                               351,615          309,218
   Mortgage loans                                  2,229,016        2,244,597
   Policy and student loans                        7,877,032        8,027,736
   Short-term investments                         19,171,115       16,283,759
                                                 -----------      -----------
      Total Investments                           51,855,713       49,276,810
                                                 -----------      -----------

Cash and cash equivalents                            281,837        3,067,284
Accrued investment income                            538,479          473,789
Deferred policy acquisition costs                 13,666,892       13,391,535
Policyholders' account balances on
   deposit with reinsurer                          6,877,703        6,955,691
Reinsurance receivable                               658,862          279,090
Receivables:
   Agent balances, net                               458,460          776,244
   Parent Company                                  1,245,363               --
   Other 639,273                                     614,150
Property and equipment, net, at cost               2,373,369        2,430,404
                                                 -----------      -----------

   Total assets                                  $78,595,951      $77,264,997
                                                 ===========      ===========






See accompanying notes to condensed financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            BALANCE SHEET (Continued)




                                                      June 30, 2003 December 31,
                                                        (Unaudited)    2002

Liabilities and Shareholders' Equity:
Liabilities:
   Policy liabilities and accruals                   $3,903,755    $3,517,481
     Future policy benefits:
     Policyholders' account balances                 47,020,393    47,222,857
     Unearned revenue                                 4,511,526     4,551,265
     Other policy claims and benefits payable         1,167,268       701,312
   Other policyholders' funds, dividend
     and endowment accumulations                         94,471        78,811
   Funds held related to reinsurance treaties         1,312,974     1,334,963
   Note payable to related party                      1,000,000     1,000,000
   Due to affiliated companies                          299,645        83,941
   General expenses accrued                              89,332        98,480
   Unearned investment income                           354,214       355,529
   Other liabilities                                     65,220       111,786
   Income taxes                                       1,260,336     1,062,802
                                                    -----------   -----------

      Total liabilities                              61,079,134    60,119,227
                                                    -----------   -----------

Shareholders' equity:
   Common stock, $1 par, authorized
     3,000,000 shares; issued and out-
     standing, 2,103,600 shares in 2003 and
     2,003,388 shares in 2002                         2,103,600     2,003,388
   Capital in excess of par                           4,614,924     4,267,189
   Accumulated other comprehensive income             1,180,296       871,197
   Retained earnings                                  9,617,997    10,003,996
                                                    -----------   -----------

      Total shareholders' equity                     17,516,817    17,145,770

Commitments and contingencies                            --            --
                                                    -----------   -----------


      Total liabilities and shareholders' equity    $78,595,951   $77,264,997
                                                    ===========   ===========







See accompanying notes to condensed financial statements.



                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                  Six Months Ended June 30,
                                                                     2003         2002
                                                                     ----         ----

Net cash provided by operating activities                          $560,084     $1,812,068
                                                                -----------    -----------

Cash flows provided by (used in) investing activities:
   Proceeds from maturity of held-to-maturity securities            120,000        867,620
   Proceeds from maturity of available for-sale securities          360,000      2,300,000
   Proceeds from sale of available for sale equity securities            --         37,824
   Purchase of investments held to maturity                              --     (1,784,283)
   Mortgage loan repayments                                          15,581         10,701
   Net change in short-term investments                          (2,887,356)       657,476
   Net change in policy and student loans                           150,704        220,236
   Acquisition of property and equipment                             (7,706)       (21,831)
                                                                -----------    -----------

Net cash provided by (used in) investing activities              (2,248,777)     2,287,743
                                                                -----------    -----------

Cash flow used in financing activities:
   Receipts from universal life and
      certain annuity policies credited
      to policyholder account balances                            2,189,873      2,573,248

   Return of policyholder balances
      on universal life and certain
      annuity policies                                           (3,286,627)    (3,688,511)
                                                                -----------    -----------

Net cash used in financing activities                            (1,096,754)    (1,115,263)
                                                                -----------    -----------

Increase (decrease) in cash and cash equivalents                 (2,785,447)     2,984,548

Cash and cash equivalents at beginning of period                  3,067,284      1,969,055
                                                                -----------    -----------

Cash and cash equivalents at end of period                         $281,837     $4,953,603
                                                                ===========    ===========




See accompanying notes to condensed financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                     Notes to Condensed Financial Statements
                                  June 30, 2003
                                   (Unaudited)


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

2. Comprehensive Income

For the six months  ended June 30,  2003 and 2002,  total  comprehensive  income
(loss) was $371,047and $52,031, respectively. For the three months ended June 30, 2003 and 2002, total comprehensive income was $298,179 and $164,542, respectively.

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

Results of Operations

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Total revenues increased by $349,000, or 6.7%, to $5,606,000 for the six months ended June 30, 2003, from $5,257,000 for the six months ended June 30, 2002. Contributing to this increase was a $236,000 increase in net insurance revenues and a $114,000 increase in net investment income.

Net insurance revenues increased by $236,000 or 7.0%, to $3,581,000 for the six months ended June 30, 2003, from $3,345,000 for the six months ended June 30, 2002. This increase was primarily the result of an increase in traditional life sales.

Net investment income increased by $114,000, or 6.0%, to $2,025,000 for the six months ended June 30, 2003, from $1,911,000 for the six months ended June 30, 2002. This increase was due to additional interest income earned on warehouse mortgage loans included in short-term investments.

Benefits and claims increased by $374,000, or 15.7%, to $2,759,000 for the six months ended June 30, 2003, from $2,385,000 for the comparable period in 2002. This increase was primarily due to an increase in death claims and future policy benefits.

Amortization of deferred policy acquisition costs decreased by $51,000, or 4.5%, to $1,064,000 for the six months ended June 30, 2003, from $1,115,000 for the comparable period in 2002. This decrease was in line with actuarial assumptions.

Operating expenses decreased by $126,000, or 6.9%, to $1,704,000 for the six months ended June 30, 2003, from $1,830,000 for the same period in 2002. This decrease was primarily the result of insurance recovery of legal fees expended for litigation purposes.

Second Quarter of 2003 Compared to Second Quarter of 2002

Total revenues increased by $117,000, or 4.3%, to $2,830,000 for the three months ended June 30, 2003, from $2,713,000 for the three months ended June 30, 2002. Contributing to this increase was a $53,000 increase in net insurance revenues and a $64,000 increase in net investment income.

Net insurance revenues increased by $53,000, or 3.0%, to $1,806,000 for the three months ended June 30, 2003, from $1,753,000 for the comparable period in 2002. This increase was primarily the result of an increase in traditional life sales.

Net investment income increased by $64,000, or 6.6%, to $1,024,000 for the three months ended June 30, 2003, from $960,000 for the comparable period in 2002. This increase was primarily due to additional interest income earned on warehouse mortgage loans included in short-term investments.

Benefits and claims increased by $85,000, or 6.4%, to $1,417,000 for the three months ended June 30, 2003, from $1,332,000 for the comparable period in 2002. This increase was primarily due to an increase in death claims and traditional life reserves.

The amortization of deferred policy acquisition costs increased by $57,000, or 9.4%, to $664,000 for the three months ended June 30, 2003, from $607,000 for the comparable period in 2002. The increase was primarily due to the adjustment of the amortization rate to the Company's current actuarial assumptions.

Operating expenses decreased by $120,000, or 13.4%, to $782,000 for the three months ended June 30, 2003, from $902,000 for the comparable period in 2002. This decrease was primarily the result of insurance recovery of legal fees expended for litigation purposes.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing life insurance companies. Bonds owned by the Company amounted to $22,227,000 as of June 30, 2003, as compared to $22,412,000 as of December 31,
2002. This represents 43% and 45% of the total investments as of June 30, 2003 and December 31, 2002, respectively. Generally, all bonds owned by the Company are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At June 30, 2003, and at December 31, 2002, the Company had investments in bonds in rating categories three through six, which are considered non-investment grade, of $485,000.

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

The Company has a substantial portion of its assets invested in high-yield, short-term investments. If market conditions were to change so that rates for short-term investments were to drop or if these investments and higher yielding long-term investments were not available, the Company's interest rate spread (excess interest earned over interest credited to policyholders) would be adversely affected and could result in significant decreases in the Company's overall profitability or losses.

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At June 30, 2003 and December 31, 2002, the Company exceeded the regulatory criteria.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2002 was 11.9% as compared to a rate of 13.8% for 2001. The 2003 lapse rate has been approximately the same as 2002.

At June 30, 2003, $8,930,000 of the Company's stockholders' equity represented the statutory stockholders' equity. The Company cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

The Company has no material commitments for capital expenditures.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 2002.

Item 4.  Controls and Procedures

The Company's Chief Executive Officer and its Chief Financial Officer (the "Certifying Officers"), are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of June 30, 2003) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

The claims of the respective parties are essentially the same as set forth above, which claims against Southern Security Life Insurance Company include fraudulent inducement relative to entering into a contract, fraud, breach of contract, breach of duty of good faith and fair dealing, attorneys' fees and exemplary damages. Further discovery involving the parties is anticipated. The Company intends to vigorously defend the matter as well as prosecute its counterclaim. A trial is presently set for November 2003.

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

31.1 Certification pursuant to 18 U.S.C. Section 1350 as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification pursuant to 18 U.S.C. Section 1350 as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification  pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification  pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

   (b) Reports on Form 8-K:

       NONE
-----------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   REGISTRANT

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                   Registrant


DATED: August 14, 2003              By:     George R. Quist,
                                            ----------------
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


DATED: August 14, 2003              By:     Stephen M. Sill
                                            ---------------
                                            Vice President, Treasurer and
                                            Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)

                                  EXHIBIT 31.1
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                          AS ENACTED BY SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 14, 2003

                                     By:      George R. Quist
                                              Chairman of the Board and
                                              Chief Executive Officer
                                              (Principal Executive Officer)

                                  EXHIBIT 31.2
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                          AS ENACTED BY SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 14, 2003

                                       By:      Stephen M. Sill
                                                Vice President, Treasurer and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Southern Security Life Insurance Company (the "Company") on Form 10-Q for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George R. Quist, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

George R. Quist
Chief Executive Officer
August 14, 2003

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Southern Security Life Insurance Company and will be retained by Southern Security Life Insurance Company and furnished to the Securities and Exchange Commission or its staff upon request.


                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Southern Security Life Insurance Company (the "Company") on Form 10-Q for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Sill, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Stephen M. Sill
Chief Financial Officer
August 14, 2003

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Southern Security Life Insurance Company and will be retained by Southern Security Life Insurance Company and furnished to the Securities and Exchange Commission or its staff upon request.