Form 10-Q
period 2003-09-30
SOUTHERN SECURITY LIFE INSURANCE CO
filed 2003-11-14
CIK 109747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 2003     Commission File Number: 2-35669
------------------------------------     -------------------------------


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            Exact Name of Registrant.


             FLORIDA                                 59-1231733
---------------------------------             ---------------------------
(State or other jurisdiction                  (IRS Identification Number)
 of incorporation or organization)



755 Rinehart Road, Lake Mary, Florida                  32746
-------------------------------------         -------------------------
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including Area Code      (407) 321-7113
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

                                                     YES  X         NO
                                                         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, $1.00 par value                2,103,600
-------------------------------------        -----------------------------
             Title of Class                  Number of Shares Outstanding
                                             as of September 30, 2003

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



Item 1    Financial Statements                                   Page No.
------                                                           --------

           Statement of Operations - Nine and Three Months
           ended September 30, 2003 and 2002 (unaudited)....................3

           Balance Sheet - September 30, 2003 (unaudited)
           and December 31, 2002............................................4-5

           Statement of Cash Flows - Nine Months ended September 30,
           2003 and 2002 (unaudited)........................................6

           Notes to Condensed Financial Statements..........................7

Item 2
           Management's Discussion and Analysis......................... 7-10

Item 3
           Quantitative and Qualitative Disclosure of Market Risk........10

Item 4
           Controls and Procedures.......................................11

                           PART II - OTHER INFORMATION

           Other Information..........................................11-13

           Signature Page.............................................14

           Certifications.............................................15-17



                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                             Statement of Operations
                                   (Unaudited)



                                            Nine Months Ended           Three Months Ended
                                               September 30,              September 30,
                                           2003           2002           2003           2002
                                           ----           ----           ----           ----
Revenues:
Net insurance revenues                  $5,432,512     $5,185,999     $1,851,610     $1,840,583
Net investment income                    2,965,062      2,881,643        939,799        970,488
                                       -----------    -----------    -----------    -----------
                                         8,397,574      8,067,642      2,791,409      2,811,071
                                       -----------    -----------    -----------    -----------

Benefits, claims and expenses:
-----------------------------
Benefits and claims                      4,171,203      3,659,021      1,412,193      1,273,964
Amortization of deferred policy
   acquisition costs                     1,630,366      1,750,453        565,919        635,484
Operating expenses                       2,687,263      2,749,540        983,087        919,175
                                       -----------    -----------    -----------    -----------
                                         8,488,832      8,159,014      2,961,199      2,828,623
                                       -----------    -----------    -----------    -----------

Income (loss) before income taxes          (91,258)       (91,372)      (169,790)       (17,552)
Income tax expense (benefit)               (17,215)       (18,512)       (33,798)        (2,000)
                                       -----------    -----------    -----------    -----------

      Net income (loss)                   $(74,043)      $(72,860)     $(135,992)      $(15,552)
                                       ===========    ===========    ===========    ===========

Basic and diluted net income (loss)
   per share of common stock                 $(.04)         $(.04)         $(.06)         $(.01)
                                       ===========    ===========    ===========    ===========

Weighted average outstanding
   common shares - basic and diluted     2,070,198      1,971,592      2,103,600      2,003,388
                                       ===========    ===========    ===========    ===========







See accompanying notes to condensed financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                  BALANCE SHEET




                                            September 30, 2003     December 31,
                                               (Unaudited)            2002

Assets:
Investments:
   Fixed maturities held-to-maturity           $3,808,128       $3,971,539
   Securities available-for-sale,
     at fair value:
     Fixed maturities                          17,789,937       18,439,961
     Equity securities                            378,355          309,218
   Mortgage loans                               2,220,595        2,244,597
   Policy and student loans                     8,073,681        8,027,736
   Short-term investments                      17,052,691       16,283,759
                                              -----------      -----------
      Total Investments                        49,323,387       49,276,810
                                              -----------      -----------

Cash and cash equivalents                       3,493,713        3,067,284
Accrued investment income                         609,708          473,789
Deferred policy acquisition costs              13,571,150       13,391,535
Policyholders' account balances on
   deposit with reinsurer                       6,822,334        6,955,691
Reinsurance receivable                            420,859          279,090
Receivables:
   Agent balances, net                            366,286          776,244
   Parent Company                                  22,546               --
   Other 818,393                                  614,150
Property and equipment, net, at cost            2,342,330        2,430,404
                                              -----------      -----------

   Total assets                               $77,790,706      $77,264,997
                                              ===========      ===========






See accompanying notes to condensed financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            BALANCE SHEET (Continued)




                                             September 30, 2003    December 31,
                                                (Unaudited)           2002

Liabilities and Shareholders' Equity:
Liabilities:
   Policy liabilities and accruals                 $4,079,251    $3,517,481
   Future policy benefits:
     Policyholders' account balances               46,858,474    47,222,857
     Unearned revenue                               4,396,270     4,551,265
     Other policy claims and benefits payable       1,432,893       701,312
   Other policyholders' funds, dividend
     and endowment accumulations                      103,948        78,811
   Funds held related to reinsurance treaties       1,304,981     1,334,963
   Note payable to related party                    1,000,000     1,000,000
   Due to affiliated companies                         60,455        83,941
   General expenses accrued                           109,422        98,480
   Unearned investment income                         368,731       355,529
   Other liabilities                                    1,042       111,786
   Income taxes                                     1,029,525     1,062,802
                                                  -----------   -----------
      Total liabilities                            60,744,992    60,119,227
                                                  -----------   -----------

Shareholders' equity:
   Common stock, $1 par, authorized
     3,000,000 shares; issued and out-
     standing, 2,103,600 shares in 2003 and
     2,003,388 shares in 2002                       2,103,600     2,003,388
   Capital in excess of par                         4,614,924     4,267,189
   Accumulated other comprehensive income             845,185       871,197
   Retained earnings                                9,482,005    10,003,996
                                                  -----------   -----------
      Total shareholders' equity                   17,045,714    17,145,770

Commitments and contingencies                           --            --
                                                  -----------   -----------


      Total liabilities and shareholders' equity  $77,790,706   $77,264,997
                                                  ===========   ===========







See accompanying notes to condensed financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                            Nine Months Ended September 30,
                                                 2003          2002
                                                 ----          ----

Net cash provided by operating activities    $2,374,126     $2,064,806
                                            -----------    -----------

Cash flows provided by (used in) investing activities:
   Proceeds from maturity of held-to-maturity
     securities                                 180,984        924,791
   Proceeds from maturity of available
     for-sale securities                        360,000      3,300,000
   Proceeds from sale of available for sale
     equity securities                            --            37,824
   Purchase of investments held to maturity       --        (1,784,283)
   Mortgage loan repayments                      24,002         15,739
   Net change in short-term investments        (768,932)    (3,061,929)
   Net change in policy and student loans       (45,945)       178,223
   Acquisition of property and equipment         (5,986)       (31,378)
                                            -----------    -----------

Net cash provided by (used in) investing
    activities                                 (255,877)      (421,013)
                                            -----------    -----------

Cash flow used in financing activities:
   Receipts from universal life and
      certain annuity policies credited
      to policyholder account balances        3,274,648      3,700,109
   Return of policyholder balances
      on universal life and certain
      annuity policies                      (4,966,468)    (5,582,500)
                                           -----------    -----------

Net cash used in financing activities       (1,691,820)    (1,882,391)
                                           -----------    -----------

Increase (decrease) in cash and cash
    equivalents                                426,429       (238,598)

Cash and cash equivalents at beginning
    of period                                3,067,284      1,969,055
                                           -----------    -----------

Cash and cash equivalents at end of period  $3,493,713     $1,730,457
                                           ===========    ===========




See accompanying notes to condensed financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                     Notes to Condensed Financial Statements
                               September 30, 2003
                                   (Unaudited)


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

2. Comprehensive Income

For the nine months ended September 30, 2003 and 2002, total comprehensive income (loss) was $(100,056) and $246,724 respectively. For the three months ended September 30, 2003 and 2002, total comprehensive income (loss) was $(471,103) and $194,693, respectively.

3.       Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after September 30, 2003. We are currently evaluating the effect that the adoption of SFAS No. 149 will have on our results of operations and financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance may have been accounted for as equity, must now be accounted for as liabilities (or an asset in some circumstances). The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. This Statement is effective for all such financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe the adoption of SFAS No. 150 will have a material effect on the Company's financial position or results of operations.

In January 2003, the FASB issued SFAS No. 46, "Consolidation of Variable Interest Entities." SFAS No. 46 is currently effective for periods beginning after December 15, 2003. SFAS No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from a separate enterprise. Such entities are identified as Variable Interest Entities. The objective of SFAS No. 46 is to improve financial reporting by those separate enterprises involved with variable interest entities. If those separate enterprises have a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in the financial statements with those of the business enterprise. Management does not believe the adoption of SFAS No. 46 will have a material effect on the Company's financial position or results of operations. SFAS No. 46 further requires the disclosure of certain information related to variable interest entities in which the Company holds a significant variable interest. The Company does not believe that it owns any such interests that require disclosure at this time.

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

Results of Operations

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Total revenues increased by $330,000, or 4.1%, to $8,398,000 for the nine months ended September 30, 2003, from $8,068,000 for the nine months ended September 30, 2002. Contributing to this increase was a $247,000 increase in net insurance revenues and an $83,000 increase in net investment income.

Net insurance revenues increased by $247,000 or 4.8%, to $5,433,000 for the nine months ended September 30, 2003, from $5,186,000 for the nine months ended September 30, 2002. This increase was primarily the result of an increase in traditional life sales.

Net investment income increased by $83,000, or 2.9%, to $2,965,000 for the nine months ended September 30, 2003, from $2,882,000 for the nine months ended September 30, 2002. This increase was due to additional interest income earned on warehouse mortgage loans included in short-term investments.

Benefits and claims increased by $512,000, or 14.0%, to $4,171,000 for the nine months ended September 30, 2003, from $3,659,000 for the comparable period in 2002. This increase was primarily due to an increase in death claims and future policy benefits.

Amortization of deferred policy acquisition costs decreased by $120,000, or 6.9%, to $1,630,000 for the nine months ended September 30, 2003, from $1,750,000 for the comparable period in 2002. This decrease was in line with actuarial assumptions.

Operating expenses decreased by $63,000, or 2.3%, to $2,687,000 for the nine months ended September 30, 2003, from $2,750,000 for the same period in 2002. This decrease was primarily the result of an insurance recovery in May 2003 for the legal fees expended for litigation purposes in previous years.

Third Quarter of 2003 Compared to Third Quarter of 2002

Total revenues decreased by $20,000, or 0.7%, to $2,791,000 for the three months ended September 30, 2003, from $2,811,000 for the three months ended September 30, 2002. Contributing to this decrease was a $30,000 reduction in net vestment income.

Net insurance revenues increased by $11,000, or 0.6%, to $1,852,000 for the three months ended September 30, 2003, from $1,841,000 for the comparable period in 2002. This increase was primarily the result of an increase in traditional life sales.

Net investment income decreased by $30,000, or 3.1%, to $940,000 for the three months ended September 30, 2003, from $970,000 for the comparable period in 2002. This decrease was primarily due to a reduction in interest income earned on warehouse mortgage loans included in short-term investments.

Benefits and claims increased by $138,000, or 10.9%, to $1,412,000 for the three months ended September 30, 2003, from $1,274,000 for the comparable period in 2002. This increase was primarily due to an increase in death claims and traditional life reserves.

The amortization of deferred policy acquisition costs decreased by $69,000, or 10.9%, to $566,000 for the three months ended September 30, 2003, from $635,000 for the comparable period in 2002. The decrease was primarily due to the adjustment of the amortization rate to the Company's current actuarial assumptions.

Operating expenses increased by $64,000, or 7.0%, to $983,000, for the three months ended September 30, 2003, from $919,000 for the comparable period in 2002. This increase was primarily the result of higher agency expenses.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing life insurance companies. Bonds owned by the Company amounted to $21,598,000 as of September 30, 2003, as compared to $22,412,000 as of December 31, 2002. This represents 44% and 45% of the total investments as of September 30, 2003 and December 31, 2002, respectively. Generally, all bonds owned by the Company are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At September 30, 2003, and at December 31, 2002, the Company had investments in bonds in rating categories three through six, which are considered non-investment grade, of $487,000 and $485,000, respectively.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At September 30, 2003 and December 31, 2002, the Company exceeded the regulatory criteria.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2002 was 11.9% as compared to a rate of 13.8% for 2001. The 2003 lapse rate has been approximately the same as 2002.

At September 30, 2003, $8,772,000 of the Company's stockholders' equity represented the statutory stockholders' equity. The Company cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

The Company has no material commitments for capital expenditures.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 2002.

Item 4.  Controls and Procedures

The Company's Chief Executive Officer and its Chief Financial Officer (the "Certifying Officers"), are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of September 30, 2003) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           Part II Other Information:

Item 1.        Legal Proceedings

An action was brought against Southern Security Life Insurance Company by National Group Underwriters, Inc. ("NGU") in state court in the State of Texas. The case was removed by the Company to the United States District Court for the Northern District of Texas, Fort Worth Division, with Civil No. 4:01-CV-403-E. An Amended Complaint was filed on or about July 18, 2001. The Amended Complaint asserted that NGU had a contract with the Company wherein NGU would submit applications for certain policies of insurance to be issued by the Company. It alleged that disputes had arisen between NGU and the Company with regard to the calculation and payment of certain advanced commissions as well as certain production bonuses.

NGU alleged that it had been damaged far in excess of the $75,000 minimum jurisdictional limits of the Federal Court. NGU also sought attorney's fees and costs as well as prejudgment and post judgment interest. A second amended complaint and a third amended complaint that included a fraud claim were filed. A motion was filed by the Company to dismiss the third amended complaint, including the fraud claim. The court denied the motion. The Company counterclaimed for what it claimed to be a debit balance owing to it pursuant to the relationship between the parties with said counterclaim seeking such from NGU (the amount subject to reduction as premiums are received). The Company also sought to recover attorney's fees and costs, as well as punitive damages on three of its causes of action. Certain discovery took place. The federal case was dismissed per stipulation. The matter was refiled in Texas state court, Tarrant County, Case No. 348 195490 02. The claims of the respective parties are essentially the same as set forth above, which claims against the Company include fraudulent inducement relative to entering into a contract, fraud, breach of contract, breach of duty of good faith and fair dealing, attorneys' fees and exemplary damages. Certain depositions have been taken since the filing again in state court and further discovery is anticipated. The Company intends to vigorously defend the matter as well as prosecute its counterclaim. A trial is presently set for July, 2004.

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

               NONE

Item 3.        Defaults Upon Senior Securities

               NONE

Item 4.        Submission of Matters to a Vote of Security Holders

               At the annual stockholders meeting held on July 11, 2003, the following matters were acted upon: (i) eight directors consisting of, J. Lynn Beckstead, Jr., Charles L. Crittenden, Dr. Robert G. Hunter, H. Craig Moody, George R. Quist , G. Robert Quist, Scott
               M. Quist, and Norman G. Wilbur were elected to serve until the next annual stockholders meeting or until their respective successors are elected and qualified (for George R. Quist, 1,527,234 votes were cast in favor of election, no votes were cast against election and there were 270 abstentions; for J. Lynn Beckstead, Jr., 1,527,234 votes were cast in favor of election, no votes were cast against election and there were 270 abstentions; for Scott M. Quist, 1,527,234 votes were cast in favor of election, no votes were cast against election and there were 270 abstentions; for Charles L. Crittenden, 1,527,234 votes were cast in favor of election and no votes were cast against election and there were 270 abstentions; for Dr. Robert G. Hunter, 1,526,837 votes were cast in favor of election, no votes cast against election and there were 667 abstentions; for H. Craig Moody, 1,526,308 votes were cast in favor of election, no votes cast against election and there were 1,196 abstentions; for
               G. Robert Quist, 1,527,234 votes were cast in favor of election and no votes were cast against election and there were no abstentions; for Norman G. Wilbur, 1,526,705 votes were cast in favor of election, no votes were cast against election and there were 799 abstentions; (ii) the appointment of Tanner + Co., as the Company's independent accountants for the fiscal year ended December 31, 2003, was ratified (with 1,525,218 votes cast for appointment, 270 votes against appointment and 2,016 abstentions).

Item 5.        Other Information

               NONE

Item 6.        Exhibits and Reports on Form 8-K

(a)      Exhibits

          3.1 Articles of Incorporation, as amended, and Bylaws, as amended, dated September 1994, incorporated by reference from the Annual Report filed on Form 10-K for fiscal year ended December 31, 1994.

          10.1 Revolving Financing Agreement between the Company and the Student Loan Marketing Association, dated September 19, 1996, incorporated by reference from Annual Report on Form 10-K for fiscal year ended December 31, 1997.

          10.2 Reinsurance Agreement between the Company and United Group Insurance Company, dated as of December 31, 1992 incorporated by reference from Annual Report on Form 10-K for fiscal year ended December 31, 1992.

          10.3 Agency Agreement between the Company and Insuradyne Corporation incorporated by reference from Annual Report on Form 10-K for fiscal year ended December 31, 1993.

          10.4 Administrative Services Agreement between the Company and Security National Financial Corporation effective December 17, 1998, incorporated by reference from Annual Report on Form 10-K for fiscal year ended December 31, 1998.

          10.5 Agency Agreement between the Company and Security National Mortgage Company dated December 28, 1998 incorporated by reference from Annual Report on Form 10-K for fiscal year ended December 31, 1999.

          10.6 Loan Funding and Fee Agreement between the Company and Security National Mortgage Company dated December 28, 1998, incorporated by reference from Annual Report on Form 10-K for fiscal year ended December 31, 1999.

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

                                   REGISTRANT

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                   Registrant


DATED: November 14, 2003           By:     George R. Quist,
                                           ----------------
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


DATED: November 14, 2003           By:     Stephen M. Sill
                                           ---------------
                                           Vice President, Treasurer and
                                           Chief Financial Officer
                                           (Principal Financial and
                                            Accounting Officer)

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

     10.7 Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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


Date:  November 14, 2003

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

Date:  November 14, 2003

                                       By:      Stephen M. Sill
                                                Vice President, Treasurer and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                 Accounting Officer)

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Southern Security Life Insurance Company (the "Company") on Form 10-Q for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George R. Quist, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

George R. Quist
Chief Executive Officer
November 14, 2003

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


                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Southern Security Life Insurance Company (the "Company") on Form 10-Q for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Sill, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Stephen M. Sill
Chief Financial Officer
November 14, 2003

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