Form 10-K
period 2003-12-31
SOUTHERN SECURITY LIFE INSURANCE CO
filed 2004-03-29
CIK 109747

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2003, or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to

                         Commission File Number 2-35669

                    Southern Security Life Insurance Company
             (Exact name of registrant as specified in its Charter)

       FLORIDA                                59-1231733
    -------------                           -------------
(State or other jurisdiction                (I.R.S. Employer
 of incorporation or organization)       Identification Number)

755 Rinehart Road, Lake Mary, Florida                 32746
-------------------------------------                 -----
     (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:    (407)  321-7113
                                                       ---------------

Securities registered pursuant to Section 12(b) of the Act: None


Securities registered pursuant to Section 12(g) of the Act:

    Title of each Class             Name of each exchange on which registered
 ----------------------------       ------------------------------------------
 Common Stock, $1.00 Par Value                Nasdaq National Market

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the last business day of Registrant's most recently completed second fiscal quarter was $7,137,000, based on the closing price on that date on the Nasdaq National Market. There were 2,103,600 shares of voting common stock outstanding at March 25, 2004.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 2004 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

===============================================================================

                                     PART I


Item 1.  Business.
-----------------

Southern Security Life Insurance Company (the "Company") is a legal reserve life insurance company authorized to transact business in the states of Alabama, Florida, Georgia, Hawaii, Indiana, Illinois, Kentucky, Louisiana, Michigan, Missouri, Oklahoma, South Carolina, Tennessee and Texas. It was incorporated under Florida law in 1966 and was licensed and commenced business in 1969. During 2003 approximately 43% of the premium income of the Company was from business in force in Florida, its state of domicile. The Company's only industry segment is the ordinary life, accident and health, and annuity business.

Effective December 17, 1998, Security National Financial Corporation ("SNFC"), an SEC registrant, acquired through its wholly owned subsidiary Security National Life Insurance Company, 100% of the assets of Consolidare Enterprises, Inc. ("Consolidare"), which owned 57.4% of the outstanding shares of the Company. During March 1999, SNFC changed Consolidare's name to SSLIC Holding Company, Inc. Subsequent to the acquisition, SNFC has increased its ownership of the Company to 77%.

The Company at present sells traditional life and annuity policies as well as universal life policies with various companion riders. The Company's accident and health insurance business has never been a significant portion of the Company's business. It does not presently sell industrial life or group life insurance other than through its participation as a reinsurer in the Servicemen's Group Life Insurance Program ("SGLI").

The major product currently sold in the Company's traditional line of life insurance is 10-Pay Whole Life with an Annuity Rider. The savings aspect of the Annuity Rider is marketed as a tool for parents to help fund their children's higher education. The product is offered to parents who have children under the age of 25. This represented 77% and 64% of the first year premiums collected in 2003 and 2002, respectively.

The Company introduced in 1996 a new series of products designed for the seniors market. This new series targets the needs of senior citizens especially as they plan for their final expenses. These new policies are traditional endowment type policies. Because they are written to a senior market they are designed to accommodate adverse health conditions. Because of the size of the policies they are usually issued with only limited underwriting. The coverage size of the policy is roughly equivalent to the insured's anticipated funeral costs. This new series represented 12% and 29% of the first year premiums collected in 2003 and 2002, respectively.

The Company introduced its first universal life product in 1986 and currently has two principal universal life products in force. These universal life products offer flexibility to the client as well as tax advantages, both currently and upon the death of the insured. These products allow the Company to better compete in the current market environment. In excess of 6% and 3% of the first year premiums collected by the Company in 2003 and 2002, respectively, were universal life products.


The following table provides information (on a statutory basis) concerning the amount and percentage of premium income resulting from the principal lines of insurance written by the Company during the periods indicated:

                                     2003                            2002                            2001
                                     ----                            ----                            ----
                              Amount     Percentage          Amount      Percentage          Amount      Percentage
Life Insurance-
Ordinary (1)           $7,561,359            158%     $7,882,752             94%     $7,873,378             98
   Plus Reinsurance
    Assumed                50,392              1          70,483              1         125,137              1
   Less Reinsurance
    Ceded(2)           (4,431,483)           (92)       (794,539)           (10)       (831,358)           (10)

Individual
Annuities (1)             666,740             14         396,352              5         149,424              2

Life Insurance-
Group (SGLI)              835,162             17         735,987              9         589,779              7



                                     2003                            2002                            2001
                                     ----                            ----                            ----
                              Amount     Percentage          Amount      Percentage          Amount      Percentage
     Other -
     Accident & Health          110,606         2           123,042            1            145,134           2
                           ------------         -      ------------            -      -------------           -

     Total Premium Income  $4,792,776         100%       $8,414,077          100%        $8,051,494         100%
                           ==========         ===        ==========          ===         ==========         ===

     (1) A portion of each of the deposit term policies previously sold by the Company represents ordinary life insurance and the balance represents an individual annuity.

     (2) Includes ceded premiums paid to Security National Life Insurance Company in the amount of $3,656,949 for 2003 and to other companies, including Mega Life, in the amounts of $429,799, $491,002, and $549,886 for 2003, 2002 and 2001, respectively.

The following table gives information according to accounting principles generally accepted in the United States of America concerning operating ratios of the Company for the years indicated:


                                          2003         2002           2001
                                          ----        ----            ----
Total Net Insurance Revenues           $7,334,707   $7,075,257    $6,736,027

Benefit Costs Paid or Provided:
   Amount                              $5,599,434   $5,343,573    $4,482,588
   Ratio to Net Insurance Revenue            76.3%        75.5%         66.6%

Amortization of Deferred Policy
 Acquisition Costs:
   Amount                              $2,039,459   $1,969,966    $2,197,399
   Ratio to Net Insurance Revenue            27.8%        27.8%         32.6%
General Insurance Expenses:
   Amount                              $3,871,302   $3,678,920    $3,835,165
   Ratio to Net Insurance Revenue            52.8%        52.0%         56.9%

Income (loss) before Income Taxes:
   Amount                               $(170,359)    $(82,820)      $87,841
   Ratio to Net Insurance Revenue            (2.3)%       (1.2)%         1.3%
   Ratio to Total Revenue and
   Investment Income                         (1.5)%        (.8)%          .8%
   Ratio to Equity                           (1.0)%        (.5)%          .5%

The following table provides information about the Company concerning changes in life insurance in force during the periods indicated (exclusive of accidental death benefits):

                                           2003         2002             2001
                                           ----         ----             ----
                                          (In thousands except lapse ratios)
Total life insurance in force
at beginning of period:
  Ordinary Whole Life and
   Endowment-Participating                 $2,205         $180             $30
  Ordinary Whole Life and
   Endowment-Non-Participating            659,718      708,789         732,433
 Term                                      69,135       72,752          78,770
  Reinsurance Assumed                     795,720      786,273         558,575
                                      -----------   ----------     -----------
    Total                              $1,526,778   $1,567,994      $1,369,808
                                      -----------   ----------     -----------
Additions (including reinsurance
assumed):
  Ordinary Whole Life and
   Endowment-Participating             $    --     $     --         $    --
  Ordinary Whole Life and
   Endowment-Non-Participating             62,004       52,633          55,785
  Term                                      3,208        1,390           2,487
  Reinsurance Assumed                       6,008       10,352         250,240
                                      -----------  -----------     -----------
    Total                                 $71,220      $64,375        $308,512
                                      -----------  -----------     -----------

Terminations:
  Death                                    $3,642       $3,550          $2,822
  Lapse and Expiry                         17,777       17,888          21,875
  Surrender                                70,897       83,064          97,483
  Other                                     4,147        1,089         (11,854)
                                      -----------  -----------     -----------
  Total                                   $96,463     $105,591        $110,326
                                      -----------  -----------     -----------

Life Insurance in force at end of period:
  Ordinary Whole Life and
   Endowment-Participating                   $679       $2,205            $180
  Ordinary Whole Life and
   Endowment-Non-Participating            633,620      659,718         708,789
  Term                                     66,813       69,135          72,752
  Reinsurance Assumed                     800,423      795,720         786,273
                                      -----------  -----------     -----------
  Total                                 1,501,535    1,526,778       1,567,994
Reinsurance Ceded                        (401,148)    (164,248)       (179,242)
                                      -----------  -----------     -----------
Total after Reinsurance Ceded          $1,100,387   $1,362,530      $1,388,752
                                      ===========  ===========     ===========
Lapse Ratio (Reflecting termina-
tion by surrender and lapse;
ordinary life insurance only):               10.7%        11.9%           13.8%

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

                   Average           Gross           Net
     Fiscal       Investment        Investment     Investment         Net
      Year         Assets (1)       Income(2)      Income (3)      Yield (4)
      -----      ----------        ----------     ----------       --------
      2003       $52,794,223       $4,012,470     $4,005,129          7.59%
      2002       $51,758,382       $3,846,090     $3,835,420          7.41%
      2001       $50,560,334       $3,876,422     $3,866,966          7.65%

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

The Company presently sells its policies on a general agency basis through a field force consisting of approximately 256 agents. All such agents are licensed as agents of, and sell for, the Company and are independent contractors who are paid exclusively on a commission basis for sales of the Company's policies. Some of the Company's agents are part-time insurance agents. Most of the Company's agents are associated with Insuradyne Corporation, a wholly-owned subsidiary of Security National Financial Corporation. See "Certain Relationships and Related Transactions" in item 13, Part III of this Report.

Effective January 1, 1999, the Company entered into an Administrative Services Agreement with its ultimate parent SNFC. Under the terms of the Administrative Services Agreement, all of the Company's employees became employees of SNFC. Administrative functions previously performed by the Company are now being furnished to the Company under this Agreement. The Company pays SNFC $250,000 per month or $3 million per year for the Administrative services.

Section 624.408 of the Florida Statutes requires a stock life insurance company to maintain minimum surplus on a statutory basis at the greater of $1,500,000 or four percent of total liabilities. The Company's required statutory minimum surplus calculated in accordance with this section is approximately $1,799,000. If the capital and surplus of the Company computed on such basis should fall below that amount, then the Company's license to transact insurance business in the State of Florida, the Company's most significant market, could be revoked unless the deficiency is promptly corrected. As of December 31, 2003, the Company had statutory capital and surplus of $11,443,488 well in excess of the required minimum.

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

Based on calculations using the NAIC formula as of December 31, 2003, the Company was well in excess of all four of the control levels listed.

The industry in which the Company is engaged is highly competitive. There are in excess of 544 life insurance companies licensed in Florida, where a substantial amount of the Company's premium income is produced, and there are comparable numbers of insurance companies licensed in Alabama, Georgia, Hawaii, Illinois, Indiana, Kentucky, Louisiana, Michigan, Missouri, Oklahoma, South Carolina, Tennessee and Texas. Many of the Company's competitors have been in business for longer periods of time, have substantially greater financial resources, larger sales organizations, and have broader diversification of risks. A large number of the Company's competitors engage in business in many states and advertise nationally while the Company conducts its business on a regional basis. The Company is not a significant factor in the life insurance business in any state where the Company does business.

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

On December 26, 2003, the Company entered into a partially Coinsurance and a partially Modified Coinsurance Agreement (CoModco Agreement) with Security National Life Insurance Company (Security National Life) effective September 30, 2003. The Company ceded 50% of certain blocks of its universal life business to Security National Life. The total liabilities reinsured for this business on October 1, 2003 were $22,195,259. The Company received a ceding commission from Security National Life of $3,200,000 and will pay a risk charge to Security National Life of 1% of the outstanding Coinsurance per calendar quarter. The Company put into a bank trust investment grade bonds, which equal the outstanding liabilities ceded to Security National Life. Security National Life is named as a beneficiary of the trust and the terms of the trust are such that the Company will maintain investment grade bonds in the trust to equal the outstanding liabilities ceded to Security National Life. Under the CoModco Agreement the Coinsurance and the decrease in reserves are equal. Under U. S. GAAP the Coinsurance and the reserve decreases are netted since these are non-cash items, and the Company expects to recapture the Coinsurance from future profits of the reinsured business. The Company has the right to recapture the business at any time after September 30, 2004 upon 90 days advance notice. As of December 31, 2003 the outstanding Coinsurance amount was $3,075,137. The Company recorded as an expense the risk charge of $32,000 for the fourth quarter.

The Company does not assume any reinsurance at the present time other than its minor participation in Servicemembers' Group Life Insurance and other small blocks of business.

For reporting to state regulatory authorities the Company is required to establish policy benefit and other reserves that are calculated in accordance with statutory requirements and standards of actuarial practice and established at amounts which, with additions from premiums to be received and assumed interest on policy reserves compounded annually, are believed to be sufficient to meet policy obligations as they mature. Life reserves for the Company are based upon the Commissioner's 1958 and 1980 Standard Ordinary Table of
Mortality, with interest on policies computed at 3%, 3 1/2%, 4 1/2%, or 5%. Annuity reserves are based on the 1983 and 2000 Individual Annuity Mortality Tables, with interest on policies computed at 6 1/2%, 6 3/4%, 7%, 7 3/4%, or 8 1/4%. Reserves on the annuity portion of the Company's deposit term policies are computed on the accumulation method. Reserves for universal life policies, which comprise most of the Company's insurance in force, have been valued by using the CRVM method.

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

Item 2.  Properties.
-------------------

The Company's corporate headquarters is located in a two story office building in Lake Mary, Florida, which is owned by the Company. The Company and an affiliated company occupy the second floor of the building. One hundred percent of the remaining rentable space was leased as of December 31, 2003.

Item 3.  Legal Proceedings.
--------------------------

An action was brought against Southern Security Life Insurance Company by National Group Underwriters, Inc. ("NGU") in state court in the State of Texas. The case was removed by the Company to the United States District Court for the Northern District of Texas, Fort Worth Division, with Civil No. 4:01-CV-403-E. An amended complaint was filed on or about July

18, 2001. The amended complaint asserted that NGU had a contract with the Company wherein NGU would submit applications for certain policies of insurance to be issued by the Company. It is alleged that disputes have arisen between NGU and the Company with regard to the calculation and payment of certain commissions as well as certain production bonuses.

NGU alleged that it had been damaged far in excess of the $75,000 minimum jurisdictional limits of the federal court. NGU also sought attorney's fees and costs as well as prejudgment and postjudgment interest. A second amended complaint and a third amended complaint, which included a fraud claim, were filed. A motion was filed by the Company to dismiss the third amended complaint, including the fraud claim. The court denied the motion. The Company counterclaimed for what it claimed to be a debit balance owing to it pursuant to the relationship between the parties (the amount subject to reduction as premiums are received). The Company also sought to recover attorney's fees and costs, as well as punitive damages on three of its causes of action.

Certain discovery took place. The federal case was dismissed by stipulation. The matter was refiled in Texas state court, Tarrant County, Case No. 348 195490 02. The claims of the respective parties are essentially the same as those in federal court, which claims include fraudulent inducement relative to entering into a contract, fraud, breach of contract, breach of duty of good faith and fair dealing, attorney's fees and exemplary damages as well as seeking an accounting and contesting the interest charges. Certain depositions have been taken since the filing again in state court and further discovery is anticipated. The Company filed a motion for partial summary judgment with respect to certain items. The court has yet to rule on the motion. A trial is presently set for October 2004. The Company intends to vigorously defend the matter as well as prosecute its counterclaim.

The Company is not a party to any other legal proceedings outside the ordinary course of the Company's business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on the Company or its business.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 2003.

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

Period (Calendar Year)                           Price Range
                                               High      Low
2002
     First Quarter                             3.50      3.01
     Second Quarter                            3.30      3.15
     Third Quarter                             3.65      3.19
     Fourth Quarter                            4.25      3.21
2003
     First Quarter                             6.50      3.48
     Second Quarter                            4.47      3.41
     Third Quarter                             3.70      3.10
     Fourth Quarter                            4.70      3.11
2004
     First Quarter (through March 25, 2004)    4.75      3.22

The above prices have been adjusted for the effect of annual stock dividends.

Approximate Number of Holders of Common Stock. There were 1,254 holders of record of the Company's common stock at December 31, 2003.

     (b) Dividends. The Company has paid no cash dividends to stockholders during the past two years, and it is not anticipated that any cash dividends will be paid at any time in the foreseeable future. The payment of dividends by the Company is subject to the regulation of the State of Florida Department of Insurance. Under such regulation an insurance company may pay dividends, without prior approval of the State of Florida Department of Insurance, equal to or less than the greater of (a) 10% of its accumulated capital gains (losses) and accumulated operating income (losses) (i.e. unassigned surplus) or (b) certain net operating profits (losses) and realized capital gains (losses) of the Company, as defined in the applicable insurance statutes. In no case can such dividends be paid if the Company will have less than 115% of the minimum required statutory surplus as to policyholders after the dividend is paid. The maximum amount that the Company could pay as a dividend during 2004 pursuant to such regulation is $376,000.

Item 6.  Selected Financial Data.
--------------------------------

The following table presents selected financial data (on a GAAP basis) concerning the Company and its financial results during the periods indicated.

                                                                YEARS ENDED DECEMBER 31,

                                        2003             2002                 2001            2000                 1999
                                        ----             ----                ------          ------               ------
Revenues:
Net insurance revenues          $     7,334,707    $     7,075,257    $     6,736,027    $     6,698,869   $     6,901,546

Net investment income                 4,005,129          3,835,420          3,866,966          3,935,607         3,909,373
Realized gain (loss)
 on investments                              --             (1,038)                --                 --                --
Other revenue, net                           --                 --                 --                 --           715,128
                                ---------------    ---------------    ---------------   ---------------    ---------------

Total Revenue                        11,339,836         10,909,639         10,602,993         10,634,476        11,526,047

Benefits, Losses & Expenses:
 Insurance living benefits            1,909,198          2,144,629          2,186,664          2,243,331         2,614,754
 Insurance death benefits             2,928,436          2,583,062          2,360,265          1,549,116         1,917,134
 Increase (decrease)
    in policy reserves                  761,800            615,882            (64,341)         1,316,964           (78,324)
 Amortization of deferred
     policy acquisition costs         2,039,459          1,969,966          2,197,399          1,797,320         3,029,223
Operating expenses                    3,871,302          3,678,920          3,835,165          3,529,380         3,261,134
                                ---------------    ---------------    ---------------   ---------------    ---------------

Total expenses                       11,510,195         10,992,459         10,515,152         10,436,111        10,743,921
Income (loss) before income
    Taxes                              (170,359)           (82,820)            87,841            198,365           782,126
Income tax expense (benefit)            (74,488)           (12,254)            16,865             38,105           150,168
                                ---------------    ---------------    ---------------   ---------------    ---------------

Net Income (loss)               $       (95,871)   $       (70,566)   $        70,976    $       160,260   $       631,958
                                ===============    ===============    ===============   ===============    ===============

Weighted average number of
    shares outstanding
    (basic and diluted)               2,078,548          1,979,291          1,907,989          1,907,989         1,907,989
                                ---------------    ---------------    ---------------    ---------------    ---------------

Basic income (loss)
    per common share                      $.05)              $(.04)              $.04               $.08              $.33
                                          ======             =====               ====               ====              ====

Diluted income (loss)
    per common share                      $(.05)             $(.04)              $.04               $.08               $.33
                                          =====              =====               ====               ====               ====

Shareholders' Equity            $    17,014,486    $    17,145,770    $    16,903,270    $    16,198,535   $    15,637,320
                                ===============    ===============    ===============    ===============   ===============

Shareholders' equity per
    common share                          $8.09              $8.56              $8.86             $8.49              $8.20
                                          =====              =====              =====             =====              =====

Assets                       $       77,664,439 $       77,264,997    $    77,479,328   $    77,125,931    $    77,208,941
                                ---------------    ---------------    ---------------   ---------------    ---------------
Life Insurance:
    Insurance in force          $ 1,501,535,000    $ 1,526,778,000    $ 1,567,994,000    $ 1,369,808,000   $ 1,455,417,000
                                ---------------    ---------------    ---------------   ---------------    ---------------

Individual insurance
    issued during current
    year                        $    65,212,000    $    54,023,000    $    58,272,000    $    60,589,000   $    66,591,000
                                ---------------    ---------------    ---------------   ---------------    ---------------
Long term obligation            $     1,000,000    $     1,000,000    $     1,000,000    $     1,000,000   $     1,000,000
                                ---------------    ---------------    ---------------   ---------------    ---------------

Cash dividends declared per
    common share                           $.00               $.00               $.00              $.00              $.00
                                           ====               ====               ====              ====              ====

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overview

This analysis of the results of operations and financial condition of the Company should be read in conjunction with the Selected Financial Data and Financial Statements and Notes to the Financial Statements included in this report.

The Company has primarily issued three types of insurance products: 10-Pay Whole Life with an Annuity Rider, final expense products, and universal life. The 10-Pay Whole Life with an Annuity Rider product is designed for the higher education market. The savings aspect of the Annuity Rider is marketed as a tool for parents to help fund their children's higher education. The product is offered to parents who have children under the age of 25.

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

In connection with its higher education sales, the Company established a lead generation program that has been coupled with a recruiting program for new sales agents to help generate new business.

An additional source of income to the Company is investment income. The Company invests those funds deposited by policyholders in debt and equity securities, mortgage loans, and warehouse mortgage loans in accordance with the requirements and laws governing life insurance companies, in order to earn interest and dividend income, a portion of which is credited back to the policyholders. Interest rates and maturities of the Company's investment portfolio play an important part in determining the interest rates credited to policyholders.

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

The costs related to acquiring new business, including certain costs of issuing policies and other variable selling expenses (principally commissions), defined as deferred policy acquisition costs, are capitalized and amortized into expense. For traditional life products, these costs are amortized over the premium-paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues are estimated using the same assumption used for computing liabilities for future policy benefits and are generally "locked in" at the date the policies are issued. For interest sensitive products, these costs are amortized generally in proportion to expected gross profits from surrender charges and investment, mortality and expense margins. This amortization is adjusted when the Company revises the estimate of current or future gross profits or margins. For example, deferred policy acquisition costs are amortized earlier than originally estimated when policy terminations are higher than originally estimated or when investments backing the related policyholder liabilities are sold at a gain prior to their anticipated maturity.

Death and other policyholder benefits reflect exposure to mortality risk and fluctuate from year to year on the level of claims incurred under insurance retention limits. The profitability of the Company is primarily affected by fluctuations in mortality, other policyholder benefits, expense levels, interest spreads (i.e., the difference between interest earned on investments and interest credited to policyholders) and persistency. The Company has the ability to mitigate adverse fluctuations through adjustments to credited interest rates, policyholder dividends or cost of insurance charges.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized which could have a material impact on the financial statements. The following is a summary of our significant accounting estimates, and critical issues that impact them:

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

Unearned Revenue

The universal life products the Company sells have significant policy initiation fees (front-end load), which are deferred and amortized into revenues in proportion to the estimated expected gross profits from surrender charges and investment, mortality and expense margins. The same assumptions that impact deferred acquisition costs would apply to unearned revenue.

Results of Operations

2003 Compared to 2002

Total revenues increased by $430,000, or 3.9%, to $11,340,000 for fiscal year 2003 from $10,910,000 for fiscal year 2002. Increases occurred in both net insurance revenues and net investment income.

Net insurance revenues increased by $260,000, or 3.7%, to $7,335,000, for fiscal year 2003 from $7,075,000 for fiscal year 2002. This increase was primarily the result of an increase in traditional life sales.

Net investment income increased by $170,000, or 4.4%, to $4,005,000 for fiscal year 2003 from $3,835,000 for fiscal year 2002. Investment yield increased to 7.59% in fiscal year 2003 from 7.41%, in 2002.

Benefits and claims increased by $255,000, or 4.8%, to $5,599,000 for fiscal year 2003 from $5,344,000 for the comparable period in 2002. The increase was primarily due to an increase in traditional life reserves and death claims.

The amortization of deferred policy acquisition costs increased by $69,000, or 3.5%, to $2,039,000 for fiscal year 2003, from $1,970,000 for the comparable period in 2002. The increase in amortization expense was in line with actuarial assumptions.

Operating expenses increased by $192,000, or 5.2%, to $3,871,000 for fiscal year 2003 from $3,679,000 for the same period in 2002. The increase was primarily due to increased marketing expenses offset by a reduction of legal expenses.

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

Net investment income decreased by $32,000, or .8%, to $3,835,000 for fiscal year 2002 from $3,867,000 for fiscal year 2001. Investment yield decreased to 7.41% in fiscal year 2002 from 7.65% in fiscal year 2001.

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

The Company invests predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing life insurance companies. Bonds owned by the Company amounted to $17,904,000 as of December 31, 2003 as compared to $22,412,000 as of December 31, 2002. This represents 38.8% and 45.5% of the total investments as of December 31, 2003 and December 31, 2002, respectively. Generally, all bonds owned by the Company are rated by the National Association of Insurance Commissioners. Under this rating system, there are nine categories used for rating bonds. At December 31, 2003, and at December 31, 2002, the Company had investments in bonds in rating categories three through six, which are considered non-investment grade of $488,000 and $485,000, respectively.

If market conditions were to cause interest rates to change, the market value of the fixed income portfolio (approximately $20.454 million) could change by the following amounts based on the respective basis point swing (the change in market values were calculated using a modeling technique):

(in millions of dollars)      -200bps    -100bps      +100bps       +200bps
------------------------      -------    -------      -------       -------

Change in Market Value         $1.127    $.543        $(.504)       $(.974)

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At December 31, 2003 and December 31, 2002, the Company exceeded the regulatory criteria.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2003 was 10.7% as compared to a rate of 11.9% for 2002.

Effective December 17, 1998, the Company entered into an Administrative Services Agreement with Security National Financial Corporation ("SNFC"). Under the terms of the agreement, SNFC has agreed to provide the Company with certain defined administrative and financial services, including accounting services, financial reports and statements, actuarial, policyholder services, underwriting, data processing, legal, building management, marketing advisory services and investment services. In consideration for the services provided by SNFC, the Company pays SNFC an administrative services fee of $250,000 per month, provided, however, that such fee shall be reduced to zero for so long as the capital and surplus of the Company is less than or equal to $6,000,000, unless the Company and SNFC otherwise agree in writing and such agreement is approved by the Florida Department of Insurance.

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

Student loans are a service the Company has historically made available to the public as well as an investment. While the Company anticipates the seasonal demand for student loan funds and the subsequent sale of such loans to the Student Loan Marketing Association (SLMA), there are times when additional funds are required to meet demand for student loans until such time as the sale thereof to SLMA can be completed. In 1997, the Company renewed its $5,000,000 line of credit with SLMA until 2007 in order to meet these seasonal borrowing requirements. The Company made no draws against this line of credit through December 31, 2003.

The Company began a new association with USA Group, CAP Program in 1996, for the purpose of making more student loan funds available without increased costs to the Company. This association aided in eliminating borrowings for 2003 and 2002.

The Company has leased  approximately  100% of the available rental space in its
principal   office  building  and  does  not  anticipate   significant   capital
expenditures to the rental space.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their businesses without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. The Company desires to take advantage of the "safe harbor" provisions of the act.

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

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Recent Accounting Pronouncements

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Action (including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). The principal difference between SFAS No. 146 and Issue 94-3 is that SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires certain guarantees to be recorded at fair value and also requires a guarantor to make new disclosures, even when the likelihood of making payments under the guarantee is remote. In general, the interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The recognition provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure and Amendment to FASB No. 123", which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, "Accounting for Stock Issued to Employees", and modifies the disclosure requirements of that Statement. Under the prospective method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year in which the change is made. The modified prospective method recognizes stock-based compensation expense related to new and unvested awards in the year of change equal to that which would have been recognized had SFAS No. 123 been adopted as of its effective date, for fiscal years beginning after December 15, 1994. The retrospective restatement method recognizes stock compensation costs for the year of change and restates financial statements for all prior periods presented as though the fair value recognition provisions of SFAS No. 123 had been adopted as of its effective date. Since the Company does not intend to voluntarily adopt the fair value provisions of FASB 123, adoption of SFAS 148 did not have a material effect on the financial condition or results of operations of the Company. However, pro forma disclosures required by SFAS 148 are included in the Company's interim financial statements, as required.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after September 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's results of operations and financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance may have been accounted for as equity, must now be accounted for as liabilities (or an asset in some circumstances). The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. This Statement is effective for all such financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's financial position or results of operations.

Effective December 31, 2003, the Company adopted EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides guidance on the disclosure requirements for other-than-temporary Impairments of debt and marketable equity investments that are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of EITF 03-1 requires the Company to include certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The adoption of EITF 03-1 did not have a material impact on the Company's financial position or results of operations.

In April 2003, the FASB cleared Statement 133 Implementation Issue No. B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments ("Issue B36"). Issue B36 concluded that (i) a company's funds withheld payable and/or receivable under certain reinsurance arrangements, and (ii) a debt instrument that incorporates credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature must be measured at fair value on the balance sheet and changes in fair value reported in income. Issue B36 became effective on October 1, 2003. The adoption of Issue No. B36 did not have a material impact on the Company's financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51", and subsequently issued a revision to this Interpretation in December 2003. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies to those variable interest entities considered to be special-purpose entities no later than December 31, 2003. The Interpretation must also be applied to all other variable interest entities no later than March 31, 2004. The adoption of Interpretation No. 46 did not have a material effect on the financial position or results of operations of the Company because no variable interest entities were required to be consolidated.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The Company has no activities in derivative financial or commodity instruments. The Company's exposure to market risks (i.e., interest rate risk, foreign currency exchange rate risk and equity price risk) through other financial instruments, including cash equivalents, accounts receivable and lines of credit, is not material.

Item  8.  Financial Statements and Supplementary Data.

The following financial statements of Southern Security Life Insurance Company are included in Part II, Item 8:


                                                                  Page
                                                                 Number

Independent Auditors' Report........................................19

Balance Sheet-December 31, 2003 and 2002............................20

Statement of Operations - years ended
December 31, 2003, 2002 and 2001....................................22

Statement of Shareholders' Equity-years
ended December 31, 2003, 2002 and 2001..............................23

Statement of Cash Flows - years ended
December 31, 2003, 2002 and 2001....................................24

Notes to Financial Statements.......................................26

                         Report of Independent Auditors













Board of Directors and Shareholders
Southern Security Life Insurance Company




We have audited the accompanying balance sheet of Southern Security Life Insurance Company as of December 31, 2003 and 2002 and the related statements of operations, shareholders' equity, and cash flows for the three years in the period ended December 31, 2003. In connection with our audits of the financial statements, we have also audited the amounts included in the financial statement schedules as listed in the accompanying index under Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Security Life
Insurance Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Tanner + Co.

Salt Lake City, Utah
March 19, 2004

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                  Balance Sheet

                           December 31, 2003 and 2002

Assets                                        2003         2002
------                                        ----         ----
Investments (note 3):
    Fixed maturities held-to-maturity
     (fair value, $4,029,488 and
      $4,167,028 at December 31,
      2003 and 2002, respectively)      $ 3,691,064   $ 3,971,539
    Securities available-for-sale,
      at fair value:
      Fixed maturities (cost of
        $13,157,337 at December 31,
        2003 and $17,078,241 at
        December 31, 2002)               14,213,317    18,439,961
      Equity securities
        (cost, $316,293 and
        $316,293 at December 31,
        2003 and 2002, respectively)        424,165       309,218
    Mortgage loans                        2,211,183     2,244,597
    Policy and student loans              8,131,980     8,027,736
    Short-term investments (note 11)     17,497,249    16,283,759
                                        -----------   -----------
        Total Investments                46,168,958    49,276,810
                                        -----------   -----------

Cash and cash equivalents (note 3)        7,075,394     3,067,284
Accrued investment income                   462,846       473,789
Deferred policy acquisition costs
    (note 4)                             13,624,107    13,391,535
Policyholders' account balances on
    deposit with reinsurer (note 7)       6,795,983     6,955,691
Reinsurance receivable (note 7)             442,574       279,090
Receivables:
    Agent balances, net                     461,133       776,244
    Other                                   320,325       614,150
Property and equipment, net,
    at cost (note 5)                      2,313,119     2,430,404
                                        -----------   -----------
    Total Assets                        $77,664,439   $77,264,997
                                        ===========   ===========















See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                           December 31, 2003 and 2002



Liabilities and Shareholders' Equity                     2003          2002
------------------------------------                     ----          ----
Liabilities:
    Future policy benefits (note 6)                  $ 4,279,281   $ 3,517,481
    Policyholders' account balances                   46,887,592    47,222,857
    Unearned revenue                                   4,334,299     4,551,265
    Other policy claims and benefits payable             798,050       701,312
    Other policyholders' funds, dividend
      and endowment accumulations                         98,071        78,811
    Funds held related to reinsurance
      treaties (note 7)                                1,294,589     1,334,963
    Notes payable to related parties
      (note 9)                                         1,433,100     1,000,000
    Due to affiliated insurance
      agency (note 11)                                    57,065        83,941
    General expenses accrued                              81,942        98,480
    Unearned investment income                           355,650       355,529
    Other liabilities                                     62,798       111,786
    Income taxes (note 10)                               967,516     1,062,802
                                                     -----------   -----------

        Total liabilities                             60,649,953    60,119,227
                                                     -----------   -----------

Commitments and contingencies
    (notes 7 and 15)                                     --             --

Shareholders' equity (notes 2,3 and 12):
    Common stock, $1 par, authorized
      3,000,000 shares; issued and out-
      standing, 2,103,600 shares in 2003
      and 2,003,388 in 2002                            2,103,600     2,003,388
    Capital in excess of par                           4,614,925     4,267,189
    Accumulated other comprehensive
        income                                           835,784       871,197
    Retained earnings                                  9,460,177    10,003,996
                                                     -----------   -----------

        Total shareholders' equity                    17,014,486    17,145,770
                                                     -----------   -----------

        Total liabilities and shareholders' equity   $77,664,439   $77,264,997
                                                     ===========   ===========









See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                             Statement of Operations

                  Years ended December 31, 2003, 2002 and 2001


                                             2003         2002          2001
                                             ----         ----          ----
Revenues:
    Net insurance revenues             $  7,334,707  $  7,075,257  $  6,736,027
    Net investment income
       (notes 3 and 11)                   4,005,129     3,835,420     3,866,966

    Realized loss on investments                 --        (1,038)        --
                                       ------------  ------------  ------------

       Total revenues                    11,339,836    10,909,639    10,602,993
                                       ------------  ------------  ------------

Benefits, claims and expenses:
    Benefits and claims                   5,599,434     5,343,573     4,482,588
    Amortization of deferred
      policy acquisition costs (note 4)   2,039,459     1,969,966     2,197,399
    Operating expenses                    3,871,302     3,678,920     3,835,165
                                       ------------  ------------  ------------

    Total benefits, claims and expenses  11,510,195    10,992,459    10,515,152
                                       ------------  ------------  ------------

 Income (loss) before
    income taxes                           (170,359)      (82,820)       87,841

Income tax (benefit) expense (note 10)      (74,488)      (12,254)       16,865
                                       ------------  ------------  ------------

Net income (loss)                      $    (95,871) $    (70,566) $     70,976
                                       ============  ============  ============

Basic and diluted net  income
    (loss) per share
    of common stock (note 12)                 $(.05)        $(.04)         $.04
                                               =====        =====         =====



















See accompanying notes to financial statements.



                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                        Statement of Shareholders' Equity

                  Years ended December 31, 2003, 2002 and 2001


                                                                                Accumulated
                                                                    Capital        other
                                      Common         Stock         in excess    comprehensive     Retained
                                      Shares        Amount          of par      income (loss)     earnings                Total
                                     ---------     ----------      ---------    -------------     --------                -----

Balances, January 1, 2001            1,907,989    $  1,907,989   $  4,011,519   $    (75,628)   $ 10,354,655          $ 16,198,535
                                  ------------    ------------    ------------  -------------   -------------         ------------

Comprehensive Income (loss):
     Net income for the year              --              --             --             --            70,976                70,976
     Unrealized appreciation of
       securities available  for sale     --              --             --          633,759                               633,759
                                   -----------    ------------   ------------   ------------    ------------          ------------
Total comprehensive income                                                                                                 704,735
                                                                                                                      ------------

Balances, December 31, 2001          1,907,989       1,907,989      4,011,519        558,131      10,425,631            16,903,270
                                  ------------    ------------    ------------    -----------   ------------          ------------

Comprehensive Income (loss):
     Net loss for the year               --              --             --             --            (70,566)             (70,566)
     Unrealized appreciation of
       securities available  for sale    --              --             --           313,066         --                    313,066
                                  ------------    ------------    ------------    ----------    ------------          ------------
Total comprehensive income                                                                                                 242,500
                                                                                                                      ------------

Stock Dividend                          95,399          95,399        255,670             --        (351,069)               --
                                  ------------    ------------    -------------   -----------   ------------          ------------

Balances, December 31, 2002          2,003,388       2,003,388      4,267,189        871,197      10,003,996            17,145,770
                                  ------------    ------------    ------------    ----------    ------------          ------------

Comprehensive Income (loss):
     Net (loss) for the year             --              --             --             --            (95,871)             (95,871)
     Unrealized depreciation of
       securities available for sale     --              --             --           (35,413)          --                 (35,413)
                                  ------------    ------------    -----------     ----------    -------------           ----------
Total comprehensive loss                                                                                                 (131,284)
                                                                                                                       -----------
Stock dividend                         100,212         100,212        347,736             --        (447,948)               --
                                  ------------    ------------    ------------    -----------   ------------          ------------

Balances, December 31, 2003          2,103,600    $  2,103,600   $  4,614,925   $    835,784    $  9,460,177          $ 17,014,486
                                  ============    ============    ============    ==========    ============          ============


See accompanying notes to financial statements.



                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                             Statement of Cash Flows

                  Years ended December 31, 2003, 2002 and 2001



                                                               2003           2002            2001
                                                               ----           ----            ----
Cash flows provided by (used in)
operating activities:
      Net income (loss)                                  $   (95,871)   $   (70,566)   $    70,976
      Adjustments to reconcile net income
            (loss) to net cash provided by
            operating activities:
      Depreciation and amortization                          165,905        196,497        270,792
      Net realized loss                                        --             1,038          --
      Deferred income taxes (benefit)                        (93,073)       (16,500)        22,623
      Amortization of deferred
            policy acquisition costs                       2,039,459      1,969,966      2,197,399
      Acquisition costs deferred                          (1,935,573)    (2,129,428)    (1,898,971)
      Change in assets and liabilities
            affecting cash provided by operations:
            Accrued investment income                         10,943        139,491         (2,806)
            Accounts receivable                              608,936        337,216       (239,665)
            Reinsurance receivable                          (163,484)       290,073       (244,370)
            Other policy claims and
                  future benefits payable                    858,538        169,791        502,866
            Policyholders' account balances                1,976,831      2,107,681      2,119,312
            Funds held under reinsurance                     (40,374)       (44,677)       (37,576)
            Unearned premiums                               (418,840)      (297,910)      (291,269)
            Dividend and endowment accumulations              19,260         14,766         (8,845)
            Payable to affiliated insurance agent            (26,876)      (109,748)        47,894
            Income taxes payable                              18,585             --        (57,470)
            Other liabilities                                367,695       (132,625)       182,378
                                                         -----------    -----------    -----------

      Net cash provided by operating activities          $ 3,292,061    $ 2,425,065    $ 2,633,268
                                                         -----------    -----------    -----------

Cash flows provided by (used in) investing activities:
      Purchase of investments:
      Purchase of investments held-to-maturity           $    --        $(1,784,283)   $     --
      Proceeds from maturity of
         held-to maturity securities                         302,185        983,820      2,220,802
      Proceeds from maturity of
         available-for-sale securities                     3,860,000      3,300,000      2,814,816
      Proceeds from sale of available-
         for-sale securities (equity and
         fixed maturity)                                          --        782,048        794,356
      Repayment of mortgage loans                             33,414         23,695         29,871
      Net change in short-term investments                (1,213,490)    (2,423,225)    (6,045,721)
      Net change in policy and student loans                (104,244)       153,487         39,513
      Acquisition of property and equipment                   (9,428)       (68,672)       (78,009)
                                                         -----------    -----------    -----------

      Net cash provided by (used in)
           investing activities                          $ 2,868,437    $   966,870    $  (224,372)
                                                         -----------    -----------    -----------



                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                             Statement of Cash Flows

                  Years ended December 31, 2003, 2002 and 2001



                                                                  2003                    2002                  2001
                                                                  ----                    ----                  ----
Cash flows from financing activities:
      Receipts from universal life and
            certain annuity policies
            credited to policyholder
            account balances                             $ 4,425,663    $ 4,816,639    $5,037,521
      Return of policyholder account
            balances on universal life
            and certain annuity policies                  (6,578,051)    (7,110,345)   (7,991,030)
                                                        ------------    -----------   ------------

Net cash used in financing
      Activities                                         $(2,152,388)   $(2,293,706)   $ (2,953,509)
                                                         -----------    -----------    ------------

Increase (decrease) in cash and
      cash equivalents                                     4,008,110      1,098,229        (544,613)

Cash and cash equivalents at
      beginning of year                                    3,067,284      1,969,055       2,513,668
                                                        ------------    -----------     -----------
Cash and cash equivalents at
      end of year                                        $ 7,075,394    $ 3,067,284    $ 1,969,055
                                                         ===========    ===========    ===========

Supplemental schedule of cash flow information:
      Interest paid during the  year                     $    90,000    $    90,000    $    97,240
                                                         ===========    ===========    ===========

      Income taxes paid during the year                  $       785    $     4,246    $    57,470
                                                         ===========    ===========    ===========

Change in market value adjustments- investments
available-for-sale:
      Fixed maturities                                   $  (305,741)   $    456,823   $    956,773
      Equity securities                                      114,947         (62,965)        24,632

Change in deferred acquisition costs                         336,457         257,686         61,405
Change in premium deposit funds                             (201,874)       (154,613)       (36,843)
Deferred income tax asset (liability)                         20,798        (183,865)      (372,208)
                                                      --------------    ------------    -----------

Accumulated comprehensive income
Net change in unrealized appreciation
      (depreciation)                                   $     (35,413)   $     313,066   $   633,759
                                                       =============    =============   ===========





See accompanying notes to financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                          Notes to Financial Statements
                        December 31, 2003, 2002 and 2001

1. Nature of business and summary of significant accounting policies:

       (a)     Nature of business

               The primary business of Southern Security Life Insurance Company (the "Company") is the issuance of long duration universal life insurance contracts. The majority of the Company's business is conducted in the states of Alabama (10%), Florida (43%), and Georgia (12%). None of the remaining eleven states in which the Company is licensed to conduct business account for over 10% individually of the Company's total business.

               Prior to December 17, 1998, certain executive officers and directors of the Company were shareholders of approximately 60 percent of the shares of SSLIC Holding Company, Inc., (formerly Consolidare Enterprises, Inc.). SSLIC Holding Company, Inc. owns 77% of the Company's voting securities at December 31, 2003.

               Effective December 17, 1998, 100% of the common stock of SSLIC Holding Company, Inc. was acquired by Security National Life Insurance Company ("SNLIC"). Accordingly, from December 17, 1998, the Company is a 77.0% owned, indirect subsidiary of SNLIC.

               The following is a description of the most significant risks facing life and health insurers and how the Company mitigates those risks:

               Legal/regulatory risk is the risk that changes in the legal or regulatory environment in which the Company operates will create additional expenses not anticipated by the Company in pricing its products. That is, regulatory initiatives designed to reduce insurer profits, new legal theories, or insurance company insolvencies through guaranty fund assessments, may create costs for the Company beyond those recorded in the financial statements. The Company seeks to mitigate this risk through geographic marketing of these insurance products.

               Credit risk is the risk that issuers of securities owned by the Company will default or that other parties, including reinsurers, which owe the Company money, will not pay. The Company attempts to mitigate this risk by adhering to a conservative investment strategy, by maintaining sound reinsurance and by providing for any amounts deemed uncollectible.

               Interest rate risk is the risk that interest rates will change and cause a decrease in the value of the Company's investments. This change in rates may cause certain interest-sensitive products to become uncompetitive, may cause disintermediation, or may cause the Company to not achieve its target interest margins between interest earned on invested assets and interest required to be credited to policyholder account balances. The Company mitigates this risk by charging fees for nonconformance with certain policy provisions, by offering products that transfer this risk to the purchaser, and/or by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, the Company would have to sell assets prior to maturity and potentially recognize a gain or loss.

       (b)     Basis of financial statements

               The presentation of financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"), which vary from reporting practices prescribed or permitted by regulatory authorities.

               The  accompanying  financial  statements have been prepared using the historic cost basis of accounting and do not reflect any adjustments related to allocation of the purchase price of the Company's parent, SSLIC Holding (Formerly Consolidare) by Security National Life Insurance Company at December 17, 1998.

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

         (i)   Policyholders' account balances

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

         (l)   Impairment of long-lived assets

               The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.

         (m)   Earnings (loss) per common share

               The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.

               The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options outstanding, using the treasury stock method and the average market price per share during the year. There were no common stock equivalents outstanding during the years ended December 31, 2003, 2002 and 2001. Common stock equivalents are not included in the diluted earnings (loss) per share calculation when their effect is antidilutive.

         (n)   Stock-based compensation

               The   Company   measures   expense   for   stock-based   employee
               compensation using the intrinsic value method and provides pro-forma disclosures of net income (loss) and net income (loss) per common share as if the fair value method had been applied in measuring compensation expense. For the years ended December 31, 2003, 2002, and 2001, there was no stock-based employee compensation expense or pro-forma expense.

         (o)   Concentration of credit risk

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

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


         (p)   Reclassification

               Certain  amounts   presented  in  the  2002  and  2001  financial
               statements  have  been   reclassified  to  conform  to  the  2003
               presentation.

         (q)   Recent accounting pronouncements

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

               In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Action (including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). The principal difference between SFAS No. 146 and Issue 94-3 is that SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's financial condition or results of operations.

               In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires certain guarantees to be recorded at fair value and also requires a guarantor to make new disclosures, even when the likelihood of making payments under the guarantee is remote. In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The recognition provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial condition or results of operations.

               In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure and
               Amendment to FASB No. 123", which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, "Accounting for Stock Issued to Employees", and modifies the disclosure requirements of that Statement. Under the prospective method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year in which the change is made. The modified prospective method recognizes stock-based compensation expense related to new and unvested awards in the year of change equal to that which would have been recognized had SFAS No. 123 been adopted as of its effective date, for fiscal years beginning after December 15, 1994. The retrospective restatement method recognizes stock compensation costs for the year of change and restates financial statements for all prior periods presented as though the fair value recognition provisions of SFAS No. 123 had been adopted as of its effective date. Since the Company does not

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


               intend to voluntarily adopt the fair value provisions of FASB 123, adoption of SFAS 148 did not have a material effect on the financial condition or results of operations of the Company. However, pro forma disclosures required by SFAS 148 are included in the Company's interim financial statements, as required.

               In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after September 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's results of operations and financial position.

               In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance may have been accounted for as equity, must now be accounted for as liabilities (or an asset in some circumstances). The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. This Statement is effective for all such financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's financial position or results of operations.

               Effective December 31, 2003, the Company adopted EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides guidance on the disclosure requirements for other-than-temporary Impairments of debt and marketable equity investments that are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of EITF 03-1 requires the Company to include certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The adoption of EITF 03-1 did not have a material impact on the Company's financial position or results of operations.

               In April 2003, the FASB cleared Statement 133 Implementation Issue No. B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments ("Issue B36"). Issue B36 concluded that (i) a company's funds withheld payable and/or receivable under certain reinsurance arrangements, and (ii) a debt instrument that incorporates credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature must be measured at fair value on the balance sheet and changes in fair value reported in income. Issue B36 became effective on October 1, 2003. The adoption of Issue No. B36 did not have a material impact on the Company's financial position or results of operations.

               In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51", and subsequently issued a revision to this Interpretation in December 2003. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies to those variable interest entities considered to be special-purpose entities no later than December 31, 2003. The Interpretation must also be applied to all other variable interest entities no later than March 31, 2004. The adoption of Interpretation No. 46 did not have a material effect on the financial position or results of operations of the Company because no variable interest entities were required to be consolidated.

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

c. The liability for policyholder funds associated with universal life and certain annuity contracts is based on the provisions of Statement of Financial Accounting Standards No. 97, rather than on the statutory rates for mortality and interest.

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



                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


A reconciliation of net income (loss) for the years ended December 31, 2003, 2002, 2001 and shareholders' equity as of December 31, 2003 and 2002 between the amounts reported on a statutory basis and the related amounts presented on the basis of U.S. generally accepted accounting principles is as follows:

                                                 Net Income (loss)                      Shareholders' Equity
                                             Years Ended December 31,                      December 31,
                                             ------------------------                     --------------
                                     2003             2002               2001        2003                 2002
                                     ----             ----               ----        ----                 ----
As reported on a
Statutory basis                 $  2,431,499    $   (427,439)   $   (429,143)   $ 11,443,488    $  8,582,968
                                ------------    ------------    ------------    ------------    ------------
Adjustments:
  Deferred policy acquisition
     costs, net                      (83,886)        159,459        (298,428)     13,624,107      13,391,535
Future policy benefits, un-
     earned premiums
     and policyholders' funds     (2,460,967)        291,503       1,191,046      (7,727,500)     (5,064,659)
 Deferred  income taxes              246,309          16,500        (159,189)       (751,620)       (878,152)
 Asset valuation reserve                  --              --              --         431,305         471,993
 Interest maintenance
      reserve                        (42,006)        (34,476)        (34,017)        388,601         430,606
 Non-admitted assets                      --              --        (100,000)        617,221         859,361
 Unrealized gains
     -SFAS 115                            --              --              --         580,481         795,097
Capital and surplus note                  --              --              --      (1,000,000)     (1,000,000)
 Other adjustments, net             (186,820)        (76,113)        (99,293)       (591,597)       (442,979)
                                ------------    ------------    ------------    ------------    ------------
 Net difference                   (2,527,370)        356,873         500,119       5,570,998       8,562,802
                                ------------    ------------    ------------    ------------    ------------
As reported on a
     GAAP basis                 $    (95,871)   $    (70,566)   $     70,976    $ 17,014,486    $ 17,145,770
                                ============    ============    ============    ============    ============

Under applicable laws and regulations, the Company is required to maintain minimum surplus as to policyholders, determined in accordance with regulatory accounting practices, in the aggregate amount of approximately $1,799,000.

The payment of dividends by the Company is subject to the regulation of the State of Florida Department of Insurance.

The Insurance Commissioner's approval is not required if the dividend is equal to or less than the greater of: (a) 10% of the Company's surplus as to policyholders' derived from realized net operating profits on its business and net realized capital gains; or (b) the Company's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, if the Company will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend is declared and paid. As a result of such restrictions, the maximum dividend, which may be paid by the Company during 2004 without prior approval, is approximately $376,000. Accordingly, GAAP excess earnings over a statutory basis are not available for dividends.

The Risk-Based Capital ("RBC") for Life and/or Health Insurers Model Act (the "Model Act") was adopted by the National Association of Insurance Commissioners
(NAIC) in 1992. The main purpose of the Model Act is to provide a tool for insurance regulators to evaluate the capital of insurers. Based on calculations using the appropriate NAIC formula, the Company exceeded the RBC requirements at December 31, 2003.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)



3.   Investments

    (a) Equity securities and fixed maturities

     Equity securities consist of $424,165 and $309,218 of common stock at fair value at December 31, 2003 and 2002 respectively.

     Unrealized (depreciation) appreciation in investments in equity securities for the years ended December 31, 2003, 2002, and 2001 is $114,947, $(62,965) and $24,632, respectively.

     At December 31, 2003, investments in debt securities at fair value and cash totaling $21,983,142 were restricted under the terms of a reinsurance agreement with Security National Life Insurance Company. See note 7.

     The amortized cost and estimated fair values of investments in debt securities are as follows:

                                                    Gross          Gross       Estimated
                                   Amortized     Unrealized      Unrealized      Fair
                                      Cost          Gains          Losses        Value
                                   ---------      ----------     ----------     ---------
December 31, 2003:
     Held-to-maturity:
       U.S. Treasury securities
       and obligations of U.S.
       government corporations
       and agencies (guaranteed)  $     --       $     --      $     --      $     --

     Corporate securities            3,691,064       348,794        10,370     4,029,488

     Mortgage-backed securities         --            --            --            --
                                   -----------   -----------   -----------   -----------
                                     3,691,064       348,794        10,370     4,029,488
                                   -----------   -----------   -----------   -----------

     Available-for-sale:
       U.S. Treasury securities
       and obligations of U.S.
       government corporations
       and agencies (guaranteed)       596,430        81,604            --       678,034

     Corporate securities           12,560,907       974,376            --    13,535,283

     Mortgage-backed securities             --            --            --            --
                                   -----------   -----------   -----------   -----------
                                    13,157,337     1,055,980            --    14,213,317
                                   -----------   -----------   -----------   -----------
                                   $16,848,401   $ 1,404.774   $    10,370   $18,242,805
                                   ===========   ===========   ===========   ===========



                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


                                                     Gross         Gross         Estimated
                                      Amortized    Unrealized    Unrealized       Fair
                                        Cost         Gains         Losses         Value
                                      --------     ---------     ----------     ---------
December 31, 2002:
     Held-to-maturity:
       U.S. Treasury securities
       and obligations of U.S.
       government corporations
       and agencies (guaranteed)  $         --  $         --   $        --    $    --

     Corporate securities            3,690,569       201,213        12,837     3,878,945

     Mortgage-backed securities        280,970         7,113            --       288,083
                                   -----------   -----------   -----------   -----------
                                     3,971,539       208,326        12,837     4,167,028
                                   -----------   -----------   -----------   -----------

     Available-for-sale:
       U.S. Treasury securities
       and obligations of U.S.
       government corporations
       and agencies (guaranteed)       595,993       103,697           --        699,690

     Corporate securities           16,482,248     1,258,023           --     17,740,271

    Mortgage-backed securities             --            --            --          --
                                   -----------   -----------   -----------   -----------
                                    17,078,241     1,361,720            --    18,439,961
                                   -----------   -----------   -----------   -----------
                                   $21,049,780   $ 1,570,046   $    12,837   $22,606,989
                                   ===========   ===========   ===========   ===========


     Fair values reflected in available-for-sale and held-to-maturity categories are based on NAIC values, versus values associated with normal market pricing services. The estimated difference for both categories was immaterial for all years presented.

     Unrealized appreciation (depreciation) of fixed maturities for years ending December 31, 2003, 2002 and 2001 is $(162,806), $558,067, and $1,152,189,
     respectively.

     The amortized cost and estimated fair value of fixed maturities at December 31, 2003, by contractual maturity, are summarized below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed maturity securities held-to-maturity:
                                                                Estimatd
                                              Amortized Cost   Fair Value
             Due in 2004                     $         --   $         --
             Due in 2005 through 2008            1,101,703      1,240,126
             Due in 2009 through 2013            2,043,405      2,241,130
             Due after 2013                        545,956        548,232

             Mortgage-backed securities              --             --
                                                ----------     ----------
                                                $3,691,064     $4,029,488
                                                ==========     ==========
Fixed maturity securities available-for-sale:

             Due in 2004                       $ 2,668,412    $ 2,734,176
             Due in 2005 through 2008            9,242,775     10,044,656
             Due in 2009 through 2013            1,148,267      1,320,516
             Due after 2013                         97,883        113,969

Mortgage-backed securities                           --              --
                                               -----------    -----------
                                               $13,157,337    $14,213,317
                                               ===========    ===========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


Proceeds from the sale of equity securities and fixed maturities available for sale and the related realized gains and losses are summarized as follows:

                                        2003            2002            2001
                                     ----------      ----------     ----------
Proceeds from sale of
    equity securities                $       --     $   782,048      $  794,356
                                    ===========     ===========      ==========
Proceeds from sale of
    fixed maturities
    available-for-sale              $ 3,860,000     $ 3,300,000     $ 2,814,816
                                    ===========     ===========     ===========
Realized gains (losses)
Fixed maturities:
Gross realized gains                 $       --   $          --    $     --
Gross realized (losses)                      --              --          --
Equity securities:
Gross realized gains                         --              --          --
Gross realized (losses)                      --          (1,038)         --
                                    -----------     -----------    -----------
                                    $        --     $    (1,038)   $     --
                                    ===========     ===========    ===========

There were no realized gains and losses for fixed maturity securities classified as available-for-sale and held-to-maturity that were called during the year ended December 31, 2003, 2002 and 2001.

Investments, aggregated by issuer, in excess of 10% of shareholders' equity (before net unrealized gains and losses on available-for-sale securities) at December 31, 2003 and 2002, other than investments issued or guaranteed by the United States government are as follows:

      2003                               Carrying Amount
      ----                               ---------------
        Dean Witter Discover                $4,023,115
        Philip Morris, Inc.                  2,021,684

      2002
      ----
         Dean Witter Discover               $4,049,379
         Philip Morris Inc.                  5,529,454

      (b) Concentrations of credit risk

          At December 31, 2003 and 2002, the Company owned $488,000 and $485,000, respectively, of less-than-investment grade corporate debt securities. The Company also invests in subsidized and unsubsidized student loans totaling $320,746, and $97,671 at December 31, 2003 and 2002, respectively, which are guaranteed by the U.S. government. Subsequent to December 31, 2003, all of these loans were sold at their unpaid principal balance.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


      (c)   Investment income

          Net investment income for the years ended December 31, 2003, 2002, and 2001 consists of the following:

                                              2003         2002          2001
                                              ----         ----          ----
Interest:
Fixed maturities                          $1,429,502    $1,526,706    $1,790,992
Policy and student loans                     496,142       515,141       468,904
Short-term investments                     1,538,540     1,235,823     1,105,434
Mortgage loans                               170,982       179,193       206,212
Rental income                                376,613       388,843       304,879

Dividends on equity securities
      common  stock, including
      mutual fund                                691           384         --
                                          ----------    ----------    ----------
                                           4,012,470     3,846,090     3,876,421
Less investment expenses                       7,341        10,670         9,455
                                          ----------    ----------    ----------
                                          $4,005,129    $3,835,420    $3,866,966
                                          ==========    ==========    ==========

      (d)   Investments on deposit

          In order to comply with statutory regulations, investments were on deposit with the Insurance Departments of certain states as follows:

                                        2003            2002             2001
                                        ----            ----             ----

Florida                             $1,703,992       $1,702,867       $1,707,042
Alabama                                100,526          100,634          100,737
South Carolina                         301,577          301,903          302,210
Georgia                                251,488          252,233          252,933
Indiana                                216,096          201,787          202,347
                                    ----------       ----------       ----------
                                    $2,573,679       $2,559,424       $2,565,269
                                    ==========       ==========       ==========

          Certain of these assets, totaling approximately $850,000 for each of the years ended December 31, 2003 and 2002, are restricted for the future benefit of policyholders in a particular state.

4. Deferred policy acquisition costs

Deferred policy acquisition costs at December 31, 2003, 2002 and 2001 consist of the following:

                                         2003            2002           2001
                                         ----            ----           ----
Deferred policy acquisition
     costs at beginning of year      $ 13,391,535    $ 12,974,390  $ 13,211,413
                                     ------------    ------------  ------------
Policy acquisition costs deferred:
Commissions                             1,339,106       1,544,860     1,249,453
Underwriting & issue costs                422,744         242,162       269,070
Other                                     173,724         342,403       380,448
Change in unrealized appreciation
     (depreciation)                       336,457         257,686        61,405
                                     ------------    ------------  ------------
                                        2,272,031       2,387,111     1,960,376
Amortization of deferred policy
     acquisition costs                 (2,039,459)     (1,969,966)   (2,197,399)
                                     ------------    ------------  ------------
Deferred policy acquisition
     Costs at end of year            $ 13,624,107    $ 13,391,535  $ 12,974,390
                                     ============    ============  ============

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)




5.    Property and equipment

      Property and equipment consists of the following:

                                                 December 31,      December 31,
                                                      2003            2002
                                                -------------     -----------
Land                                             $   982,027       $   982,027
Building and improvements                          2,445,931         2,441,849
Furniture and equipment                              954,954           968,761
                                                 -----------       -----------
                                                   4,382,912         4,392,637
Less accumulated depreciation                     (2,069,793)       (1,962,233)
                                                 -----------       -----------
                                                 $ 2,313,119       $ 2,430,404
                                                 ===========       ===========

Depreciation expense for the years ended December 31, 2003, 2002, 2001 totaled $126,712, $129,330, and $129,330, respectively.

6.    Future policy benefits

At December 31, 2003 and 2002, future policy benefits, exclusive of universal life and flexible term annuities consist of the following:

                                                 December 31,      December 31,
                                                      2003            2002
                                                -------------     -----------
Life insurance                                     $4,006,528       $3,291,275
Annuities                                              68,357           64,738
Accident & health insurance                           204,396          161,468
                                                   ----------       ----------
Total life & health
 future policy benefits                            $4,279,281       $3,517,481
                                                   ==========       ==========

Life insurance in-force aggregated approximately $1.5 billion at December 31, 2003, and 2002. Mortality and withdrawal assumptions are based upon the Company's experience and actuarial judgment with an allowance for possible unfavorable deviations from the expected experience.

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

     As of December 31, 2003, ordinary insurance coverage in excess of $75,000 is reinsured; however for some policies previously issued, the first $30,000, $40,000 or $50,000 was retained and the excess ceded. The retention limit for some substandard risks is less than $75,000. Reinsured risks would give rise to liability to the Company in the event that the reinsuring company was unable to meet its obligations under the reinsurance agreement in force, as the Company remains primarily liable for such obligations.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)




     Under reinsurance agreements exclusive of the MEGA and SNLIC agreements discussed below, the Company has ceded premium of $344,736, $303,536, and $278,828 included in reinsurance premiums ceded, and received recoveries of $663,595, $286,817 and $624,314, included in annuity, death and other benefits for the years ended December 31, 2003, 2002, 2001, respectively.

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

     For the years ended December 31, 2003, 2002, 2001, the Company ceded premiums to MEGA of $311,623, $344,981 and $365,247, included in reinsurance ceded, and received recoveries of $530,063, $496,751 and $494,683, included in annuity, death and other benefits, respectively. The funds held related to reinsurance treaties of $1,294,589, and $1,334,963 represent the 18% share of policy loans ceded to the reinsurer at December 31, 2003 and 2002, respectively.

     On December 26, 2003, the Company entered into a partially Coinsurance and a partially Modified Coinsurance Agreement (CoModco Agreement) with Security National Life Insurance Company (Security National Life) effective September 30, 2003. The Company ceded 50% of certain blocks of its universal life business to Security National Life. The total liabilities reinsured for this business on October 1, 2003 were $22,195,259. The Company received a ceding commission from Security National Life of $3,200,000 and will pay a risk charge to Security National Life of 1% of the outstanding Coinsurance per calendar quarter. The Company put into a bank trust investment grade bonds, which equal the outstanding liabilities ceded to Security National Life. Security National Life is named as a beneficiary of the trust and the terms of the trust are such that the Company will maintain investment grade bonds in the trust to equal the outstanding liabilities ceded to Security National Life. Under the CoModco Agreement the Coinsurance and the decrease in reserves are equal. Under U.
     S. GAAP the Coinsurance and the reserve decreases are netted since these are non-cash items, and the Company expects to recapture the Coinsurance from future profits of the reinsured business. The Company has the right to recapture the business at any time after September 30, 2004 upon 90 days advance notice. As of December 31, 2003 the outstanding Coinsurance amount was $3,075,137. The Company recorded as an expense the risk charge of $32,000 for the fourth quarter.

8.   Notes payable

     As of December 31, 2003, the Company had an unused line of credit of $5,000,000, which is secured by student loans equaling 115% of the unpaid principal balance. The facility bears interest at a variable rate per annum payable monthly and expires on April 30, 2007.

9. Notes payable to related parties

     A note payable to a related party consists of $1,000,000 due on demand to Security National Life Insurance Company. The note qualifies as shareholders' equity for statutory accounting purposes in accordance with
     Section 628.401 of the Florida Statutes. At December 31, 2003 and 2002, the note bears interest at 9.0% (payable monthly); principal repayment is contingent upon the Company maintaining statutory surplus in excess of $1,799,000 and obtaining approval in advance by the Florida Department of Insurance. Interest expense relating to the balance of the note payable to the related party during 2003, 2002, and 2001 aggregated $90,000, $90,000, and $97,000, respectively. Also, at December 31, 2003, the Company owed
     $433,100 as a short-term borrowing from Security National Financial Corporation.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)


10.    Income taxes

     The Company's income tax liability at December 31 is summarized as follows:

                                                    2003               2002
                                                    ----               ----

Current                                          $   18,585               --
Deferred                                            948,931           1,062,802
                                                 ----------          ----------
Total                                            $  967,516          $1,062,802
                                                 ==========          ==========

     Total income taxes, including taxes on the change in the value of investments for the years ended December 31, 2003, 2002, and 2001 were as follows:

                                                 2003         2002        2001
                                                 ----         ----        ----

Tax expense (benefit)  in operations         $ (74,488)   $ (12,254)   $  16,865
Tax on unrealized appreciation
    (depreciation) of  investments             (20,798)     183,865      372,208
                                             ---------    ---------    ---------
                                             $ (95,286)   $ 171,611    $ 389,073
                                             =========    =========    =========

     Income tax expense (benefit) for the years ended December 31, 2003, 2002, 2001 is summarized as follows:

                                     2003               2002             2001
                                     ----               ----             ----

Current:
Federal                            $  8,923          $  4,246          $ (5,758)
State                                 9,662                --                --
                                   --------          --------          --------

                                     18,585             4,246            (5,758)
                                   --------          --------          --------
Deferred:
 Federal                            (79,680)          (14,678)           20,691
 State                              (13,393)           (1,822)            1,932
                                   --------          --------          --------

                                    (93,073)          (16,500)           22,623
                                   --------          --------          --------

                                   $(74,488)         $(12,254)         $ 16,865
                                   ========          ========          ========

     Income tax expense (benefit) for the years ended December 31, 2003, 2002, 2001 differs from "expected" tax (computed by applying the U.S. federal income tax rate to pretax income) as a result of the following:

                                                2003        2002        2001
                                                ----        ----        ----
Computed "expected" tax expense
   (benefit)                                 $(59,351)   $(28,158)   $ 29,866
Increase (reduction) in income
   taxes resulting from:
     Small life insurance
          company deduction                    30,523      17,107      (7,162)
     Changes in the valuation allowance
           for deferred tax assets,
           allocated to
           income tax expense                  (41,929)       --       (7,115)
     State taxes, net of federal
     income tax benefit                         (3,731)    (1,203)      1,276
                                             ---------   --------    --------
                                             $(74,488)   $(12,254)   $ 16,865
                                             ========    ========    ========

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)



Under tax laws in effect prior to 1984, a portion of a life insurance company's gain from operations was not currently taxed but was accumulated in a memorandum "Policyholders' Surplus Account." As a result of the Tax Reform Act of 1984, the balance of the Policyholders' Surplus Account has been frozen as of December 31, 1983 and no additional amounts will be accumulated in this account. However, distributions from the account will continue to be taxed, as under previous law, if any of the following conditions occur:

     a.   The  Policyholders'  Surplus  exceeds  a  prescribed  maximum,  or;
     b. Distributions, other than stock dividends, are made to shareholders in excess of Shareholders' Surplus, as defined by prior law, or;
     c. The entity ceases to qualify for taxation as a life insurance company, or;
     d. The tax-deferred status of the Policyholder's Surplus Account is modified by future tax legislation.

At December 31, 2003, the balance of the Policyholders' Surplus account aggregated approximately $236,000. The Company has not recorded deferred income taxes totaling approximately $80,000 relating to this amount as it has no plan to distribute the amounts in Policyholders' Surplus in the foreseeable future. The Tax Reform Act of 1986 enacted a new separate parallel tax system referred to as the Alternative Minimum Tax (AMT) system. AMT is based on a flat rate applied to a broader tax base. It is calculated separately from the regular federal income tax and the higher of the two taxes is paid. The excess of the AMT over regular tax is a tax credit, which can be carried forward indefinitely to reduce regular tax liabilities of future years. In 2003, 2002, 2001, AMT exceeded regular tax by $8,758, $-0-, and $-0-, respectively. At December 31, 2003, the AMT tax credit available to reduce future regular tax totaled $227,714.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

                                                              2003    2002
                                                              ----    ----
Deferred tax assets:
Unearned revenue, due to deferral of
  "front-end" fee                                 $ 1,635,912    $ 1,717,492
Policy liabilities and accruals,
   principally due to adjustments to
   reserves for tax purposes                        2,107,516      1,718,852
Deferred policy acquisition costs
    related to unrealized
    appreciation (depreciation)                        89,609         89,390

Alternative minimum tax credit
   carry forwards                                     227,715        269,643
                                                  -----------    -----------

Total gross deferred tax assets                     4,060,752      3,795,377
Less valuation allowance                             (227,714)      (269,643)
                                                  -----------    -----------

Net deferred tax assets                             3,833,038      3,525,734
                                                  -----------    -----------

Deferred tax liabilities:
Deferred policy acquisition costs                  (4,756,712)    (4,544,629)
Other                                                 412,351        465,440
Unrealized (appreciation) depreciation
   of securities                                     (437,608)      (509,347)
                                                  -----------    -----------

Total gross deferred tax liabilities               (4,781,969)    (4,588,536)
                                                  -----------    -----------

Net deferred tax (liability)                      $  (948,931)   $(1,062,802)
                                                  ===========    ===========

The net change in the total valuation allowance for the years ended December 31, 2003 and 2002, was a (decrease) increase of $(41,929), and $-0-, respectively.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)



In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2003.

11.  Related party transactions

     The Company's general agent, Insuradyne Corporation, is a wholly-owned subsidiary of Security National Financial Corporation. The balances due to an affiliated insurance agency reflected in the accompanying balance sheets principally represent earned commission due to Insuradyne. The Company incurred commission expense to Insuradyne aggregating $97,124, $109,268 and $122,787, in 2003, 2002, and 2001, respectively. These amounts are included as components of acquisition costs deferred and related amortization. Insuradyne incurred insurance-related expenses aggregating $83, $206, and $77 in 2003, 2002, 2001, respectively. The amount due to Insuradyne at December 31,2003 and 2002 was $57,065 and $83,941, respectively.

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

     On December 28, 1998 the Company entered into a Loan Funding and Fee Agreement and Agency Agreement (the "Agreement") with Security National Mortgage Company ("SNMC"), a subsidiary of Security National. Under the terms of the Agreement, SNMC assigns its interest in residential mortgage loans that have been pre-sold to third party investors to the Company. The Company purchases these loans and holds them as short-term investments until it receives the proceeds from the third party investors. The Company receives interest income from SNMC based upon how long the loans are outstanding. At December 31, 2003 and 2002 the Company had outstanding loan purchases of $17,497,249, and $16,283,759, respectively. Included in investment income is $1,478,281, $1,130,231 and $984,872 for the years ended December 31, 2003, 2002, and 2001, respectively.

     The Company received for the years ended December 31, 2003, 2002 and 2001, $167,349, $168,933, and $132,141, respectively, as rental income from Security National for a lease of office space in the Company's building under the terms of the Administrative Services Agreement.

     The Company received for the years ended December 31, 2003, 2002, and 2001, $33,767, $75,622, and $77,394, respectively, in interest income from Security National for short-term loans of which $28,091 and $113,707 were outstanding as of December 31, 2003 and 2002, respectively.

12. Earnings (loss) per share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                2003        2002        2001
                                                ----        ----        ----
        Numerator for basic and diluted
        Earnings per share:
          Net income (loss)               $   (95,871)   (70,566)  $    70,976
        Denominator:
          Denominator for basic earnings
          per share weighted average shares  2,078,548  1,979,291    1,907,989

          Effective dilutive securities:
            Agent stock options                 --        --             --

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)

                                               2003       2002         2001
                                               ----       ----         ----
     Dilutive potential common shares           --         --           --
     Denominator for diluted earnings
        per share weighted average
        shares and assumed conversions       2,078,548   1,979,291   1,907,989
     Basic earnings (loss) per share             $(.05)      $(.04)       $.04
     Diluted earnings (loss) per share           $(.05)      $(.04)       $.04

13. Agents' incentive stock bonus plan

     The Company has an incentive bonus plan for agents that was adopted January 1, 1995 by the Company's Board of Directors and effective through December 31, 2001. Agents that qualified under the plan had the option to purchase shares of common stock. The number of shares of common stock was determined on the date of the award as the number of whole shares equal to the award based on the applicable stock price on December 31 of the year the agent had qualified for the bonus. For each share of common stock purchased by the agent, the Company will concurrently award an equivalent number of shares (this is the Company's matching contribution). In 2003 the Company incurred $1,354 relating to the Company's matching number of shares. There were no awards granted in 2003, 2002, and 2001. If the agent does not purchase the shares within the designated period, then the agent forfeits their rights to purchase the shares of common stock as well as the matching number of shares to be contributed by the Company.

14. Disclosures about fair value of financial instruments

     Statement of Financial Accounting Standards No. 107 Disclosures About Fair Value of Financial Instruments (SFAS 107) requires the Company to disclose estimated fair value information. The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

     Cash and cash equivalents, short-term investments and policy and student loans: The carrying amounts reported in the balance sheet for these instruments approximate their fair value.

     Investment securities available-for-sale and held-to-maturity: Fair value for fixed maturity and equity securities is based on quoted market prices at the reporting date for those or similar investments.

     Policyholders' account balances: The fair values for policyholder account balances are based on their approximate surrender values.

     The following table presents the carrying amounts and estimated fair values of financial instruments held at December 31, 2003 and 2002. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                  2003                           2002
                                         ----------------------             ----------------
                                        Carrying        Estimated        Carrying        Estimated
                                         amount         fair value        amount        fair value
                                         -------        ----------       --------       ----------
Financial assets:
Fixed maturities  held-to-maturity
   (see note 3)                        $ 3,691,064   $ 4,029,488       $ 3,971,539     $ 4,167,028
Fixed maturities available-for-
   sale (see note 3)                    14,213,317    14,213,317        18,439,961      18,439,961
Equity securities available-for-sale       424,165       424,165           309,218         309,218
Mortgage loans                           2,211,183     2,211,183         2,244,597       2,244,597
Policy and student loans                 8,131,980     8,131,980         8,027,736       8,027,736
Short-term investments                  17,497,249    17,497,249        16,283,759      16,283,759
Cash and cash equivalents                7,075,394     7,075,394         3,067,284       3,067,284

Financial liabilities:
Policy liabilities policyholders'
    account balances                   $46,887,592   $44,348,824       $47,222,857     $44,593,662

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                    Notes to Financial Statements (continued)



15.  Legal proceedings

     An action was brought against Southern Security Life Insurance Company by National Group Underwriters, Inc. ("NGU") in state court in the State of Texas. The case was removed by the Company to the United States District Court for the Northern District of Texas, Fort Worth Division, with Civil No. 4:01-CV-403-E. An amended complaint was filed on or about July 18, 2001. The amended complaint asserted that NGU had a contract with the Company wherein NGU would submit applications for certain policies of insurance to be issued by the Company. It is alleged that disputes have arisen between NGU and the Company with regard to the calculation and payment of certain commissions as well as certain production bonuses.

     NGU alleged that it had been damaged far in excess of the $75,000 minimum jurisdictional limits of the federal court. NGU also sought attorney's fees and costs as well as prejudgment and post judgment interest. A second amended complaint and a third amended complaint, which included a fraud claim, were filed. A motion was filed by the Company to dismiss the third amended complaint, including the fraud claim. The court denied the motion. The Company counterclaimed for what it claimed to be a debit balance owing to it pursuant to the relationship between the parties (the amount subject to reduction as premiums are received). The Company also sought to recover attorney's fees and costs, as well as punitive damages on three of its causes of action.

     Certain discovery took place. The federal case was dismissed by stipulation. The matter was refiled in Texas state court, Tarrant County, Case No. 348 195490 02. The claims of the respective parties are essentially the same as those in federal court, which claims include fraudulent inducement relative to entering into a contract, fraud, breach of contract, breach of duty of good faith and fair dealing, attorney's fees and exemplary damages as well as seeking an accounting and contesting the interest charges. Certain depositions have been taken since the filing again in state court and further discovery is anticipated. The Company filed a motion for partial summary judgment with respect to certain items. The court has yet to rule on the motion. A trial is presently set for October 2004. The Company intends to vigorously defend the matter as well as prosecute its counterclaim.

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


                                                                                                          Schedule I

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
        Summary of Investments Other Than Investments in Related Parties
                                December 31, 2003


                                                              Number of shares or                         Amount at
                                                               units-principal                           which shown
                                                                  amounts of                   Fair        in the
Type of investment                                              bonds or notes     Cost        value     balance sheet
------------------                                             --------------      ----        -----     -------------
Fixed maturities held to maturity:
   U.S. Government and government agencies and authorities              --   $        --   $        --   $    --
   Public utilities                                                     --            --            --        --
   Industrial and miscellaneous                                  3,684,773     3,691,064     4,029,488     3,691,064
   Special revenue and special assessment of agencies and
       authorities of governments and political subdivisions            --            --            --        --
                                                               -----------   -----------   -----------   -----------
   Total fixed maturities held to maturity                       3,684,773     3,691,064     4,029,488     3,691,064

Fixed maturities available-for-sale:
   U.S. Government and government agencies and authorities         600,000       596,430       678,034       678,034
   Public utilities                                                655,000       657,200       665,238       665,238
   Industrial and miscellaneous                                 11,700,000    11,903,707    12,870,045    12,870,045
   Special revenue and special assessment of agencies and
       authorities of governments and political subdivisions            --            --            --         --
                                                               -----------   -----------   -----------   -----------

   Total fixed maturities available for sale                    12,955,000    13,157,337    14,213,317    14,213,317
                                                               -----------   -----------   -----------   -----------
                                                                16,639,773   $16,848,401   $18,242,805   $17,904,381
                                                               ===========   -----------   ===========   -----------
Equity securities:
   Common, including investments in mutual funds                    44,602       316,293   $   424,165       424,165
                                                               ===========                 ===========

Mortgage loans                                                                 2,211,183                    2,211,183

Policy loans                                                                   7,811,234                    7,811,234

Student loans                                                                    320,746                      320,746

Short-term investments                                                        17,497,249                   17,497,249
                                                                             -----------                  -----------

   Total investments                                                         $45,005,106                  $46,168,958
                                                                             ===========                  ===========

See accompanying auditors' report



                                                                                                              Schedule III
                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                       Supplementary Insurance Information

                          December 31, 2003, 2002, 2001


                                   Future policyn                                   Other
                    Deferred        benefits,          Policy-                      policy
                     policy         loss claims       holders'                     claims &                         Netr
                   acquisition      and loss           account      Unearned       benefits       Premium       investmentg
                       cost           expenses        balances      premiums        payable       revenue         incomes
                   -----------     -------------      --------      --------       --------       -------         -------


2003 Life
  and
  annuities   $13,624,107     4,279,281    46,887,592     4,334,299     798,050     7,334,707     4,005,129     5,599,434
              ===========   ===========   ===========   =========== ===========   ===========   ===========   ===========

2002 Life
  and
  annuities   $13,391,535     3,517,481    47,222,857     4,551,265     701,312     7,075,257     3,835,420     5,343,573
              ===========   ===========   ===========   =========== ===========   ===========   ===========   ===========

2001 Life
  and
  annuities   $12,974,390     2,901,599    47,601,259     4,694,563   1,147,403     6,736,027     3,866,966     4,482,588
              ===========   ===========   ===========   =========== ===========   ===========   ===========   ===========












See accompanying auditors' report.



                                                            Schedule III

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                       Supplementary Insurance Information

                          December 31, 2003, 2002, 2001


                Benefits      Amortization
                 claims        of deferred
                losses &         policy          Other
               settlement      acquisition     operating
                expenses          costs        expenses
               -----------     -------------   --------

2003 Life
  and
  annuities     5,599,434     2,039,459          3,871,302
              ===========   ===========        ===========

2002 Life
  and
  annuities     5,343,573     1,969,966          3,678,920
              ===========   ===========        ===========

2001 Life
  and
  annuities     4,482,588     2,197,399          3,835,165
              ===========   ===========        ===========












See accompanying auditors' report.



                                                                  Schedule IV
                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                   Reinsurance

                          December 31, 2003, 2002, 2001


                                                       Ceded to          Assumed                        Percentage
                                                         other          from other                      of amount
                                    Direct amount      companies        companies       Net amount     assumed to net
                                    -------------      ---------        ---------       ----------     --------------
December 31, 2003:
   Life insurance in force         $  675,447,000   $  401,148,000   $  826,088,000   $1,100,387,000               75%
                                   ==============   ==============   ==============   ==============               ==

   Premiums:
     Life insurance                $    7,013,496   $      656,359   $      867,200   $    7,224,337               12%
     Accident & health insurance          110,370               --               --          110,370               --
                                   --------------   --------------   --------------   --------------   --------------

   Total Premiums                  $    7,123,866   $      656,359   $      867,200   $    7,334,707               12%
                                   ==============   ==============   ==============   ==============   ==============

December 31, 2002:
   Life insurance in force         $  702,535,000   $  164,248,000   $  824,243,000   $1,362,530,000               60%
                                   ==============   ==============   ==============   ==============   ==============

   Premiums:
     Life insurance                $    6,812,419   $      648,517   $      789,453   $    6,953,355               11%
     Accident & health insurance          121,902               --               --          121,902               --
                                   --------------   --------------   --------------   --------------   --------------

   Total Premiums                  $    6,934,321   $      648,517   $      789,453   $    7,075,257               11%
                                   ==============   ==============   ==============   ==============   ==============

December 31, 2001:
   Life insurance in force         $  750,557,000   $  179,242,000   $  817,437,000   $1,388,752,000               59%
                                   ==============   ==============   ==============   ==============   ==============

   Premiums:
     Life insurance                $    6,579,409   $      635,733   $      649,916   $    6,593,592               10%
     Accident & health insurance          150,777            8,342               --          142,435               --
                                   --------------   --------------   --------------   --------------   --------------

   Total Premiums                  $    6,730,186   $      644,075   $      649,916   $    6,736,027               10%
                                   ==============   ==============   ==============   ==============   ==============


See accompanying auditor's report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------------------------------------------------------------

None

Item 9A.  Controls and Procedures

     (a) Evaluation of disclosure controls and procedures - The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this annual report. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company's disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

     (b) Changes in internal controls - There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the Company's internal controls and procedures subsequent to the date of their most recent evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

                                    PART III

Item 10.  Directors and executive officers of the Company.
----------------------------------------------------------

The Company's Board of Directors consists of eight persons, four of whom are not employees of the Company. There is no family relationship between or among any of the directors, except that Scott M. Quist and G. Robert Quist are the sons of George R. Quist. The following table sets forth certain information with respect to the directors and executive officers of the Company.

                                Director/Officer
Name                    Age         Since          Position(s) with the Company
----                    ---     ----------------   ----------------------------
George R. Quist         83      December 1998       Chairman of the Board and
                                                    Chief Executive Officer

Scott M. Quist          50      December 1998       President, General Counsel,
                                                    Chief Operating Officer and
                                                    Director

G. Robert Quist         52      April 1999          Vice President, Secretary
                                                    and Director

J. Lynn Beckstead, Jr.  50      March 2002          Vice President and Director

Charles L. Crittenden   83      December 1998       Director

Robert G. Hunter        44      December 1998       Director

H. Craig Moody          52      December 1998       Director

Norman G. Wilbur        65      December 1998       Director

Stephen M. Sill         58      March 2002          Vice President, Treasurer
                                                    and Chief Financial Officer

Committees of the Board of Directors include an executive committee, on which Messrs. George Quist, Scott Quist, and Moody serve; an audit committee, on which Messrs. Crittenden, Moody, and Wilbur serve; and a compensation committee, on which Messrs. Crittenden, Wilbur and George Quist serve.

The audit committee is composed of directors who are, in the opinion of the Board of Directors, free from any relationship which would interfere with the exercise of independent judgment and who possess an understanding of financial statements and generally accepted accounting principles. Thus, each member is an "independent" director as that term is defined by the regulations of the Security Exchange Act of 1934. The Board of Directors has determined that Norman
G. Wilbur, who currently serves as a director of the Company as well as a member of its audit committee, is an independent audit committee financial expert.

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

Scott M. Quist has been President of the Company since July 2002, its Chief Operating Officer since October 2001, and as its General Counsel and a director since December 1998. In addition, Mr. Quist served as First Vice President of the Company from December 1998 to July 2002. Mr. Quist has also served as President of Security National Financial Corporation since July 2002, as its Chief Operating Officer since October 2001, and its General Counsel and a director since May 1986. From 1980 to 1982, Mr. Quist was a tax specialist with Peat, Marwick, Mitchell, & Co., in Dallas, Texas. From 1986 to 1991, he was Treasurer and a director of The National Association of Life Companies, a trade association of 642 insurance companies until its merger with the American Council of Life Companies. Mr. Quist has been a member of the Board of Governors of the Forum 500 Section (representing small insurance companies) of the American Council of Life Insurance. He has also served as regional director of Key Bank of Utah since November 1993. Mr. Quist is currently a director and immediate past president of the National Alliance of Life Companies, a trade association of over 200 life companies.

G. Robert Quist has been a director of the Company since April 1999 and its First Vice President and Secretary since March 2002. Mr. Quist has also served as First Vice President and Secretary of Security National Financial Corporation since March 2002. He has served as President and a director of Big Willow Water Company since 1987 and a director of Investors Equity Life Insurance Company of Hawaii from 1987 to 1992. He has also served as Secretary-Treasurer and a director of the Utah Cemetery Association since 1987.

J. Lynn Beckstead Jr. has been a director of the Company since March 2002. Mr. Beckstead has also served as Vice President and a director of Security National Financial Corporation since March 2002. In addition, he is President of Security National Mortgage Company, an affiliate of the Company, and has served in this position since July 1993. From 1990 to 1993, Mr. Beckstead was Vice President and a director of Republic Mortgage Corporation. From 1983 to 1990, Mr. Beckstead was Vice President and a director of Richards Woodbury Mortgage Corporation. From 1980 to 1983, he was a principal broker for Boardwalk Properties. From 1978 to 1980, Mr. Beckstead was a residential loan officer for Medallion Mortgage Company. From 1977 to 1978, he was a residential construction loan manager of Citizens Bank.

Charles L. Crittenden has been a director of the Company since December 1998. Mr. Crittenden is also a director of Security National Financial Corporation and has served in this position since October 1979. Mr. Crittenden has been sole stockholder of Crittenden Paint & Glass Company since 1958. He is also an owner of Crittenden Enterprises, a real estate development company, and Chairman of the Board of Linco, Inc.

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

Stephen M. Sill has been Vice President, Treasurer and Chief Financial Officer of the Company since March 2002. From 1998 to 2002, Mr. Sill was Vice President and Controller of the Company. He has also served as Vice President, Treasurer and Chief Financial Officer of Security National Financial Corporation since March 2002. From 1997 to 2002, Mr. Sill was Vice President and Controller of Security National Financial Corporation. From 1994 to 2002, Mr. Sill was Vice President and Controller of Security National Life Insurance Company. From 1989 to 1993, he was Controller of Flying J, Inc. From 1978 to 1989, Mr. Sill was Senior Vice President and Controller of Surety Life Insurance Company. From 1975 to 1978, he was Vice President and Controller of Sambo's Restaurant, Inc. From 1974 to 1975, Mr. Sill was Director of Reporting of Northwest Pipeline Corporation. From 1970 to 1974, he was an auditor with Arthur Andersen & Co. Mr. Sill is a director and immediate past president of the Insurance Accounting and Systems Association (IASA), a national association of over 1,300 insurance companies and associate members.

Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company (the business biographies set forth above):

Name                       Age          Title
George R. Quist (1)        83       Chairman of the Board and Chief Executive
                                    Officer

Scott M. Quist (1)         50       President, General Counsel and Chief
                                    Operating Officer

G. Robert Quist (1)        52       Vice President and Secretary

Stephen M. Sill            58       Vice President, Treasurer and
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

No director, officer or 5% stockholder of the Company or its subsidiaries, or any affiliate thereof has had any transactions with the Company or its subsidiaries during 2003 or 2002.

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

Pursuant to Item 406 of Regulation S-K under the Securities Exchange Act of 1934, the Company has not yet adopted a code of ethics that applies to its principle executive officer, principal financial officer, controller or persons performing similar functions. The Company is still in the process of studying this issue and may adopt a code of ethics in the near future.

Item 11.  Executive compensation.
--------------------------------

     (a) Summary compensation. The following table sets forth, for each of the last three fiscal years, the compensation received by George R. Quist, Chairman of the Board and Chief Executive Officer of the Company, and all other executive officers at December 31, 2003, whose salary and bonus for all services in all capacities exceed $100,000 for the fiscal year ended December 31, 2003.

                           SUMMARY COMPENSATION TABLE
                                                                                       Long Term Compensation

                                           Annual Compensation                Awards           Awards       Payouts
                            ------------------------------------------------             ----------------------------------
    (a)                  (b)        (c)           (d)          (e)           (f)              (g)         (h)           (i)
                                                              Other      Restricted       Securities                All other
Name and                                                     Annual         Stock         Underlying     LTIP         Compen-
Principal                                                 Compensation     Awards          Options/     Payouts       sation
Position                Year     Salary($)     Bonus($)        ($)           ($)            SARs(#)       ($)            $
--------------------------------------------------------------------------------------------------------------------------
Chief
Executive
Officer

George R. Quist(1)        2003    $0              $0           $0              $0             N/A         N/A            N/A
George R. Quist(1)        2002    $0              $0           $0              $0             N/A         N/A            N/A
George R. Quist(1)        2001    $0              $0           $0              $0             N/A         N/A            N/A

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

     (c) Director's fees and other fees. Directors did not receive any compensation in 2003, 2002 or 2001.

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

The following table sets forth, as of December 31, 2003, information with respect to the only persons known by the Company to be the beneficial owner of more than 5% of the Company's outstanding voting securities:

                                                  Number of Shares       Percent
   Title of          Name and Address of       and Nature of Beneficial     of
    Class             Beneficial Owner                Ownership           Class
   ---------        ---------------------      ------------------------- ------
 Common Shares   SSLIC Holding Company Inc.,
                 formerly Consolidare Enterprises, Inc.   1,207,784      57.4%
                 c/o Security National Life Ins. Co.
                 5300 S 360 W, Suite 200
                 Salt Lake City, UT 84123

 Common Shares   Security National Life Insurance Company   406,635      19.3%
                 5300 South 360 West, Suite 200
                 Salt Lake City, Utah 84123

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

During 2003 and 2002, gross commissions in the amounts of $97,124, and $109,268, respectively, were earned by Insuradyne Corporation. At December 31, 2003, the Company owed $57,064 to Insuradyne as a result of commissions earned by Insuradyne but for which Insuradyne has not yet requested payment.

No director or officer of the Company or any associates of any director or officer of the Company was indebted to the Company at December 31, 2003.

The Company continues to be indebted to its parent, Security National Life Insurance Company (SNLIC), in the amount of $1,000,000, pursuant to a promissory note dated December 1988, which bears interest at the annual rate of interest equal to the prime rate (as hereinafter defined) plus 2%, with such interest rate not to be less than 9% nor in excess of 11%. For purposes of this promissory note, prime rate is defined to mean the prime rate as announced by Compass Bank, Birmingham, Alabama, from time to time, as its prime rate (which interest rate is only a bench mark, is purely discretionary and is not necessarily the best or lowest rate charged borrowing customers). This promissory note is due on demand and is payable out of capital surplus in excess of $1,799,000, pursuant to Florida Statutes ss.628.401 (1990). Interest and principal can only be repaid upon the express written approval of the Florida Department of Insurance.

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

The Administrative Services Agreement shall remain in effect for an initial term expiring on December 16, 2003. However, the term of the agreement may be automatically extended for an additional one-year term unless either the Company or SNFC shall deliver a written notice on or before September 30 of any year stating to the other its desire not to extend the term of the agreement. SSLIC Holding Company, a wholly owned subsidiary of SNLIC, owns 77% of the outstanding shares of common stock of the Company. SNLIC is a wholly owned subsidiary of SNFC. In addition, George R. Quist, the Company's Chief Executive Officer is the Chief Executive Officer of SNFC; Scott M. Quist, the Company's President, General Counsel and Chief Operating Officer, is the President, General Counsel and Chief Operating Officer of SNFC; G. Robert Quist, the Company's Vice President and Secretary, is the Vice President and Secretary of SNFC; Stephen M. Sill, the Company's Vice President, Treasurer and Chief Financial Officer, is the Vice President, Treasurer and Chief Financial Officer of SNFC. Finally, the directors of the Company, with the exception of G. Robert Quist, also serve as the directors of SNFC. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

On December 28, 1998 the Company entered into a Loan Funding and Fee Agreement and Agency Agreement (the "Agreement") with Security National Mortgage Company ("SNMC"), a subsidiary of SNFC. Under the terms of the Agreement, SNMC assigns its interest in residential mortgage loans that have been pre-sold to third party investors to the Company. The Company purchases these loans and holds them as short-term investments until it receives the proceeds from the third-party investors. The Company receives fee income from SNMC based upon how long the loans were outstanding. At December 31, 2003 and 2002, the Company had outstanding loan purchases of $17,497,249 and $16,283,759, respectively. Included in investment income are $1,478,281 and $1,130,231 for the years ended December 31, 2003 and 2002, respectively.

The Company received for the years ended December 31, 2003 and 2002, $167,349 and $168,933, respectively, as rental income from SNFC for a lease of office space in the Company's building under the terms of the Administrative Services Agreement.

The Company received for the year ended December 31, 2003 and 2002, $33,767 and $75,622, respectively, in interest income from SNFC for short-term loans of which $28,091 and $113,707 were outstanding as of December 31, 2003 and 2002, respectively.

Item 14.  Principal accounting fees and services

Fees for the 2003 annual audit and related quarterly reviews were approximately $55,000. There were no other fees during 2003.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on 8-K.

                                                                 Page Number
(a) 1. See item 8                                                -----------

    2. Supplemental Schedules

       Required Financial Data - for the years ended December 31,
       2003, 2002 and 2001 - included in Part II, Item 8:

       Schedule I - Summary of Investments -
       Other than Investments in Related
       Parties  .......................................................45

       Schedule III - Supplementary Insurance
       Information.....................................................46

       Schedule IV - Reinsurance.......................................47

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

     10.7 Reinsurance Agreement between the Company and Security National Life Insurance Company dated December 26, 2003.

     11.1 Statement Re Computation of Net Income per Common Share.

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

          (b)  Reports on Form 8-K

               None

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY


Dated: March 29, 2004                   By:     George R. Quist
                                                ----------------
                                                George R. Quist
                                                Chairman of the Board and
                                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated:



Signature                   Title                              Date
---------                   -----                              ----
George R. Quist         Chairman of the                      March 29, 2004
                        Board and Chief Executive
                        Officer (Principal Executive
                        Officer)

Scott M. Quist          President, General Counsel,          March 29, 2004
                        Chief Operating Officer and
                        Director

Stephen M. Sill         Vice President, Treasurer and
                        Chief Financial Officer (Principal
                        Financial and Accounting
                        Officer) March 29, 2004

G. Robert Quist         Vice President, Secretary
                        and Director                         March 29, 2004

J. Lynn Beckstead, Jr.  Director                             March 29, 2004

Charles L. Crittenden   Director                             March 29, 2004

Robert G. Hunter        Director                             March 29, 2004

H. Craig Moody          Director                             March 29, 2004

Norman G. Wilbur        Director                             March 29, 2004

                                  Exhibit 31.1

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaing disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant to have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectivness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date: March 29, 2004

                                          By:      George R. Quist
                                                   Chairman of the Board,
                                                   Chief Executive Officer

                                  Exhibit 31.2

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaing disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant to have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectivness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date:  March 29, 2004

                                       By:      Stephen M. Sill
                                                Vice President, Treasurer and
                                                Chief Financial Officer

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Southern Security Life Insurance Company (the "Company") on Form 10K for the period ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George R. Quist, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

George R. Quist
Chief Executive Officer
March 29, 2004

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Southern Security Life Insurance Company (the "Company") on Form 10K for the period ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Sill, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Stephen M. Sill
Chief Financial Officer
March 29, 2004

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY

                                   EXHIBIT 11

                            COMPUTATION OF NET INCOME

                                PER COMMON SHARE



                                   2003            2002           2001
                                   ----           ----            ----
Weighted Average Shares
    Outstanding                 2,078,548      1,979,291      1,907,989
Net Income (Loss)             $   (95,871)   $   (70,566)   $    70,976
Per Share Amount              $      (.05)   $      (.04)   $       .04