Form 10-Q
period 2004-03-31
SOUTHERN SECURITY LIFE INSURANCE CO
filed 2004-05-17
CIK 109747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 2004               Commission File Number: 2-35669
--------------------------------               -------------------------------


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            Exact Name of Registrant.


         FLORIDA                                      59-1231733
---------------------------------                  ----------------
(State or other jurisdiction of               (IRS Identification Number)
 incorporation or organization)



755 Rinehart Road, Lake Mary, Florida                    32746
-------------------------------------                 ----------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including Area Code      (407) 321-7113
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

                               YES  X         NO
                                   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, $1.00 par value                2,103,600
-------------------------------------              -------------
             Title of Class                   Number of Shares Outstanding
                                                  as of March 31, 2004

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



Item 1    Financial Statements                                       Page No.
------                                                               --------

           Statement of Operations - Three Months ended March 31, 2004 and 2003 (unaudited).........................................3

           Balance Sheet - March 31, 2004 (unaudited)
           and December 31, 2003......................................4-5

           Statement of Cash Flows - Three Months ended March 31,
           2004 and 2003 (unaudited)....................................6

           Notes to Condensed Financial Statements......................7

Item 2
           Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................. 7-9

Item 3
           Quantitative and Qualitative Disclosures About Market Risk...9

Item 4
           Controls and Procedures......................................9

                           PART II - OTHER INFORMATION

           Other Information........................................10-11

           Signature Page..............................................12

           Certifications...........................................13-15

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                         Three Months Ended
                                                              March 31,
                                                        2004            2003
                                                        ----            ----
Revenues:
Net insurance revenues                              $1,915,782       $1,774,711
Net investment income                                  538,531          609,337
Related party interest income                          382,469          392,061
                                                   -----------      -----------
                                                     2,836,782        2,776,109
                                                   -----------      -----------

Benefits, claims and expenses:
------------------------------
Benefits and claims                                  1,439,552        1,341,796
Amortization of deferred policy
   acquisition costs                                   452,488          400,077
Related party operating expenses                       772,192          772,192
Operating expenses                                     279,730          150,281
                                                   -----------      -----------
                                                     2,943,962        2,664,346
                                                   -----------      -----------

Income (loss) before income taxes                     (107,180)         111,763
Income tax expense (benefit)                           (12,513)          22,785
                                                   -----------      -----------

      Net income (loss)                               $(94,667)         $88,978
                                                   ===========      ===========

Basic and diluted net income (loss)
   per share of common stock                            $(0.05)           $0.04
                                                        ======            =====

Weighted average outstanding
   common shares - basic and diluted                 2,103,600        2,003,388
                                                   ===========      ===========







See accompanying notes to condensed financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                  BALANCE SHEET




                                                   March 31, 2004   December 31,
                                                    (Unaudited)       2003
                                                   --------------   ------------
Assets:
Investments:
   Fixed maturities held-to-maturity                 $8,599,828      $3,691,064
   Securities available-for-sale,
     at fair value:
     Fixed maturities                                14,223,603      14,213,317
     Equity securities                                  494,684         424,165
   Mortgage loans                                     2,203,255       2,211,183
   Policy and student loans                           8,273,450       8,131,980
   Short-term investments                            16,504,881      17,497,249
                                                    -----------     -----------
      Total investments                              50,299,701      46,168,958
                                                    -----------     -----------

Cash and cash equivalents                             2,892,952       7,075,394
Accrued investment income                               572,004         462,846
Deferred policy acquisition costs                    13,981,585      13,624,107
Policyholders' account balances on
   deposit with reinsurer                             6,791,615       6,795,983
Reinsurance receivable                                  321,639         442,574
Receivables:
   Agent balances, net                                  483,667         461,133
   Other                                                524,530         320,325
Property and equipment, net, at cost                  2,285,716       2,313,119
                                                    -----------     -----------

   Total assets                                     $78,153,409     $77,664,439
                                                    ===========     ===========






See accompanying notes to condensed financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            BALANCE SHEET (Continued)




                                                    March 31, 2004  December 31,
                                                     (Unaudited)       2003
                                                    --------------  -----------
Liabilities and Shareholders' Equity:
Liabilities:
      Future policy benefits                            $4,545,126   $4,279,281
      Policyholders' account balances                   46,992,057   46,887,592
      Unearned revenue                                   4,428,540    4,334,299
      Other policy claims and benefits payable           1,039,293      798,050
      Other policyholders' funds, dividend
         and endowment accumulations                       100,299       98,071
      Funds held related to reinsurance treaties         1,295,470    1,294,589
      Note payable to related parties                    1,000,000    1,433,100
      Due to affiliated insurance agency                    82,191       57,065
      General expenses accrued                              97,532       81,942
      Unearned investment income                           395,654      355,650
      Other liabilities                                     94,012       62,798
      Income taxes                                       1,026,495      967,516
                                                       -----------  -----------
           Total liabilities                            61,096,669   60,649,953
                                                       -----------  -----------

Commitments and contingencies                              --            --

Shareholders' equity:
   Common stock, $1 par, authorized
     3,000,000 shares; issued and out-
     standing, 2,103,600 shares in 2004 and
     2,103,600 shares in 2003                            2,103,600    2,103,600
   Capital in excess of par                              4,614,925    4,614,925
   Accumulated other comprehensive income                  972,705      835,784
   Retained earnings                                     9,365,510    9,460,177
                                                       -----------  -----------

      Total shareholders' equity                        17,056,740   17,014,486
                                                       -----------  -----------

      Total liabilities and shareholders' equity       $78,153,409  $77,664,439
                                                       ===========  ===========







See accompanying notes to condensed financial statements.



                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                             Three Months Ended March 31,
                                                                2004             2003
                                                                ----             ----

Net cash provided by operating activities                       $314,636       $785,872
                                                             -----------    -----------

Cash flows provided by (used in) investing activities:
   Purchase of investments held-to-maturity                   (5,170,624)            --
   Proceeds from maturity of held-to-maturity securities         252,538         60,088
   Proceeds from maturity of available for-sale securities            --        360,000
   Mortgage loan repayments                                        7,928          7,323
   Net change in short-term investments                          992,368        579,210
   Net change in policy and student loans                       (141,470)        21,089
   Acquisition of property and equipment                          (3,204)        (3,624)
                                                             -----------    -----------

Net cash provided by (used in) investing activities           (4,062,464)     1,024,086
                                                             -----------    -----------

Cash flow used in financing activities:
   Receipts from universal life and
      certain annuity policies credited
      to policyholder account balances                         1,081,448      1,114,276
   Return of policyholder balances
      on universal life and certain
      annuity policies                                        (1,516,062)    (1,663,917)
                                                             -----------    -----------

Net cash used in financing activities                           (434,614)      (549,641)
                                                             -----------    -----------

Increase (decrease) in cash and cash equivalents              (4,182,442)     1,260,317

Cash and cash equivalents at beginning of period               7,075,394      3,067,284
                                                             -----------    -----------

Cash and cash equivalents at end of period                    $2,892,952     $4,327,601
                                                             ===========    ===========




See accompanying notes to condensed financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                     Notes to Condensed Financial Statements
                           March 31, 2004 (Unaudited)


1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments and accruals considered necessary for fair presentation of financial information have been included in the opinion of management, and are of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results. These statements should be read in conjunction with the financial statements and the notes thereto included in the Southern Security Life Insurance Company 2003 Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (file number 2-35669).

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

2. Comprehensive Income

For the three months ended March 31, 2004 and 2003, total comprehensive income was $42,254 and $72,869 respectively.

3. Earnings (loss) per common share

The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each quarter.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the quarter, plus the common stock equivalents that would arise from the exercise of stock options outstanding, using the treasury stock method and the average market price per share during the quarter. There were no common stock equivalents outstanding during the quarters ended March 31, 2004 and 2003. Common stock equivalents are not included in the diluted earnings (loss) per share calculation when their effect is antidilutive.

4.       Stock-based compensation

The Company measures expense for stock-based employee compensation using the intrinsic value method and provides pro-forma disclosures of net income (loss) and net income (loss) per common share as if the fair value method had been applied in measuring compensation expense. For the quarters ended March 31, 2004 and 2003, there was no stock-based employee compensation expense or pro-forma expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

Overview

This analysis of the results of operations and financial condition of Southern Security Life should be read in conjunction with the Condensed Financial Statements and Notes to the Condensed Financial Statements included in this report.

The Company has primarily issued three types of insurance products: 10-Pay Whole Life with an Annuity Rider, final expense products and universal life.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                     Notes to Condensed Financial Statements
                           March 31, 2004 (Unaudited)


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

An additional source of income to the Company is investment income. The Company invests those funds deposited by policyholders in debt and equity securities, mortgage loans, and the warehouse mortgage loans in accordance with the requirements and laws governing life insurance companies, in order to earn interest and dividend income, a portion of which is credited back to the policyholders. Interest rates and maturities of the Company's investment portfolio play an important part in determining the interest rates credited to policyholders.

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

Results of Operations

First Quarter of 2004 Compared to First Quarter of 2003

Total revenues increased by $61,000, or 2.2%, to $2,837,000 for the three months ended March 31, 2004, from $2,776,000 for the three months ended March 31, 2003. Contributing to this increase was a $141,000 increase in net insurance revenues.

Net insurance revenues increased by $141,000, or 7.9%, to $1,916,000 for the three months ended March 31, 2004, from $1,775,000 for the comparable period in 2003. This increase was primarily the result of an increase in traditional life sales.

Net investment income and related party interest income decreased by $80,000 or 8.0%, to $921,000 for the three months ended March 31, 2004, from $1,001,000 for the comparable period in 2003. This decrease was due to a reduction in investment yield.

Benefits and claims increased by $98,000, or 7.3%, to $1,440,000 for the three months ended March 31, 2004, from $1,342,000 for the comparable period in 2003. This increase was primarily due to a decrease in death claims of $89,000 offset by an increase in future policy benefits of $187,000.

Amortization of deferred policy acquisition costs increased by $52,000, or 13.0%, to $452,000 for the three months ended March 31, 2004, from $400,000 for the comparable period in 2003. This increase in amortized expenses was in line with actuarial assumptions.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                     Notes to Condensed Financial Statements
                           March 31, 2004 (Unaudited)


Operating expenses increased by $130,000, or 14.1%, to $1,052,000 for the three months ended March 31, 2004, from $922,000 for the same period in 2003. This increase was primarily due to increased marketing expenses in line with increased sales and premiums collected.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and the warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing life insurance companies. Bonds owned by the Company amounted to $22,823,000 as of March 31, 2004, as compared to $17,904,000 at December 31, 2003. This represents 45% and 39% of the total investments as of March 31, 2004 and December 31, 2003, respectively. Generally all bonds owned by the Company are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At March 31, 2004, and at December 31, 2003, the Company had investments in bonds in rating categories three through six, which are considered non-investment grade, of $489,000 and $488,000, respectively.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At March 31, 2004 and December 31, 2003, the Company exceeded the regulatory criteria.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2003 was 10.7% as compared to a rate of 11.9% for 2002. The 2004 lapse rate has been approximately the same as 2003.

At March 31, 2004, $11,004,939 of the Company's stockholders' equity represented the statutory stockholders' equity. The Company cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

The Company has no material commitments for capital expenditures.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 2003.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures - The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this quarterly report. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company's disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                     Notes to Condensed Financial Statements
                           March 31, 2004 (Unaudited)


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

                           Part II Other Information:

Item 1.        Legal Proceedings

An action was brought against Southern Security Life Insurance Company by National Group Underwriters, Inc. ("NGU") in state court in the State of Texas. The case was removed by the Company to the United States District Court for the Northern District of Texas, Fort Worth Division, with Civil No. 4:01-CV-403-E. An amended complaint was filed on or about July 18, 2001. The amended complaint asserted that NGU had a contract with the Company wherein NGU would submit applications for certain policies of insurance to be issued by the Company. It was alleged that disputes had arisen between NGU and the Company with regard to the calculation and payment of certain commissions as well as certain production bonuses.

NGU alleged that it had been damaged far in excess of the $75,000 minimum jurisdictional limits of the federal court. NGU also sought attorney's fees and costs as well as prejudgment and post judgment interest. A second amended complaint and a third amended complaint, which included a fraud claim, were filed. A motion was filed by the Company to dismiss the third amended complaint, including the fraud claim. The court denied the motion. The Company counterclaimed for what it claimed to be a debit balance owing to it pursuant to the relationship between the parties (the amount subject to reduction as premiums are received). The Company also sought to recover attorney's fees and costs, as well as punitive damages on three of its causes of action in the counterclaim.

Following initial discovery, the federal case was dismissed by stipulation. The matter was refiled in Texas state court, Tarrant County, Case No. 348 195490 02. The claims of the respective parties are essentially the same as those in federal court, which claims include fraudulent inducement relative to entering into a contract, fraud, breach of contract, breach of duty of good faith and fair dealing, attorney's fees and exemplary damages as well as seeking an accounting and contesting the interest charges. Certain discovery has taken place, including depositions, since the filing again in state court and further discovery is in process and is anticipated. The Company filed a motion for partial summary judgment with respect to certain items in the counterclaim, which motion was denied. A trial is presently set for October 2004. The Company intends to vigorously defend the matter as well as prosecute its counterclaim.

The Company is not a party to any other legal proceedings outside the ordinary course of the Company's business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on the Company or its business.

Item 2.        Changes in Securities and Use of Proceeds

               NONE

Item 3.        Defaults Upon Senior Securities

               NONE

Item 4.        Submission of Matters to a Vote of Security Holders

               NONE

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                     Notes to Condensed Financial Statements
                           March 31, 2004 (Unaudited)


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

          10.7 Reinsurance Agreement between the Company and Security National Life Insurance Company dated December 26, 2003, incorporated by reference from Annual Report on Form 10-K for fiscal year ended December 31, 2003.

31.1 Certification pursuant to 18 U.S.C. Section 1350 as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification pursuant to 18 U.S.C. Section 1350 as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

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

                                   REGISTRANT

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                   Registrant


DATED: May 15, 2004                  By:     George R. Quist,
                                             ----------------
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Executive Officer)


DATED: May 15, 2004                  By:     Stephen M. Sill
                                             ---------------
                                             Vice President, Treasurer and
                                             Chief Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-d-15(e)) for the registrant to have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period covered in which this report is being prepared;

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

Date: May 15, 2004

                                           By:      George R. Quist
                                                    Chairman of the Board and
                                                    Chief Executive Officer

                                  Exhibit 32.2

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-d-15(e)) for the registrant to have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period covered in which this report is being prepared;

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

Date:  May 15, 2004

                                        By:      Stephen M. Sill
                                                 Vice President, Treasurer and
                                                 Chief Financial Officer

                                  EXHIBIT 31.1
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Southern Security Life Insurance Company (the "Company") on Form 10Q for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George R. Quist, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

George R. Quist
Chief Executive Officer
May 15, 2004

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Southern Security Life Insurance Company (the "Company") on Form 10Q for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Sill, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Stephen M. Sill
Chief Financial Officer
May 15, 2004