Form 10-Q
period 2004-06-30
SOUTHERN SECURITY LIFE INSURANCE CO
filed 2004-08-13
CIK 109747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 2004                Commission File Number: 2-35669
-------------------------------                -------------------------------


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            Exact Name of Registrant.


          FLORIDA                                        59-1231733
-----------------------------------             --------------------------
(State or other jurisdiction of                 (IRS Identification Number)
 incorporation or organization)



755 Rinehart Road, Lake Mary, Florida                     32746
-------------------------------------               ----------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including Area Code        (407) 321-7113
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

                                                     YES  X         NO
                                                         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, $1.00 par value           2,105,235
-------------------------------------      ----------------------------
             Title of Class                Number of Shares Outstanding
                                              as of June 30, 2004

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2004

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



Item 1    Financial Statements                                 Page No.
------                                                        --------

           Statement of Operations - Six and Three Months
           ended June 30, 2004 and 2003 (unaudited).................3

           Balance Sheet - June 30, 2004 (unaudited)
           and December 31, 2003..................................4-5

           Statement of Cash Flows - Six Months ended June 30,
           2004 and 2003 (unaudited)................................6

           Notes to Condensed Financial Statements..................7

Item 2
           Management's Discussion and Analysis of
           Financial Condition and Results of Operations........ 8-10

Item 3
           Quantitative and Qualitative Disclosures About
           Market Risk.............................................11

Item 4
           Controls and Procedures.................................11

                           PART II - OTHER INFORMATION

           Other Information....................................11-13

           Signature Page..........................................14

           Certifications.......................................15-17



                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                               Six Months Ended           Three Months Ended
                                         June 30,         June 30,     June 30          June 30,
                                          2004              2003        2004              2003
                                        (Unaudited)      (Unaudited)  (Unaudited)     (Unaudited)
Revenues:
Net insurance revenues                  $3,799,263     $3,580,902     $1,883,481     $1,806,191
Net investment income                    1,200,870      1,222,508        662,339        613,171
Related party interest income              726,458        802,755        343,989        410,694
                                       -----------    -----------    -----------    -----------
                                         5,726,591      5,606,165      2,889,809      2,830,056
                                       -----------    -----------    -----------    -----------


Benefits, claims and expenses:
-----------------------------
Benefits and claims                      2,781,731      2,759,010      1,342,179      1,417,214
Amortization of deferred policy
   acquisition costs                       994,693      1,064,447        542,205        664,370
Related party operating expenses         1,544,630      1,544,630        772,438        772,438
Operating expenses                         520,830        159,546        241,100          9,265
                                       -----------    -----------    -----------    -----------
                                         5,841,884      5,527,633      2,897,922      2,863,287
                                       -----------    -----------    -----------    -----------

Income (loss) before income taxes         (115,293)        78,532         (8,113)       (33,231)
Income tax (expense) benefit                13,619        (16,583)         1,106          6,202
                                       -----------    -----------    -----------    -----------

      Net income (loss)                  $(101,674)       $61,949        $(7,007)      $(27,029)
                                       ===========    ===========    ===========    ===========

Basic and diluted net income (loss)
   per share of common stock                 $(.05)          $.03           $.00          $(.01)
                                       ===========    ===========    ===========    ===========

Weighted average outstanding
   common shares - basic and diluted     2,104,145      2,053,494      2,104,418      2,103,600
                                       ===========    ===========    ===========    ===========








See accompanying notes to condensed financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                  BALANCE SHEET




                                                  June 30, 2004     December 31,
                                                   (Unaudited)         2003
Assets:                                           -------------     -----------
-------
Investments:
   Fixed maturities held-to-maturity                $14,071,598      $3,691,064
   Securities available-for-sale,
     at fair value:
     Fixed maturities                                13,121,959      14,213,317
     Equity securities                                  493,949         424,165
   Mortgage loans                                     1,536,641       2,211,183
   Policy and student loans                           7,845,020       8,131,980
   Short-term investments                            14,300,429      17,497,249
                                                    -----------     -----------
      Total investments                              51,369,596      46,168,958
                                                    -----------     -----------

Cash and cash equivalents                               225,153       7,075,394
Accrued investment income                               601,034         462,846
Deferred policy acquisition costs                    14,007,274      13,624,107
Policyholders' account balances on
   deposit with reinsurer                             6,765,401       6,795,983
Reinsurance receivable                                  326,452         442,574
Receivables:
   Agent balances, net                                  510,743         461,133
   Receivable from affiliates                         1,317,891          28,091
   Other                                                697,517         292,234
Property and equipment, net, at cost                  2,279,037       2,313,119
                                                    -----------     -----------

   Total assets                                     $78,100,098     $77,664,439
                                                    ===========     ===========






See accompanying notes to condensed financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            BALANCE SHEET (Continued)




                                                     June 30, 2004  December 31,
                                                      (Unaudited)      2003

Liabilities and Shareholders' Equity:
Liabilities:
      Future policy benefits                            $4,772,084   $4,279,281
      Policyholders' account balances                   46,979,607   46,887,592
      Unearned revenue                                   4,416,740    4,334,299
      Other policy claims and benefits payable           1,228,766      798,050
      Other policyholders' funds, dividend
         and endowment accumulations                        99,858       98,071
      Funds held related to reinsurance treaties         1,288,832    1,294,589
      Note payable to related parties                    1,000,000    1,433,100
      Due to affiliated insurance agency                   107,260       57,065
      General expenses accrued                              87,543       81,942
      Unearned investment income                           357,704      355,650
      Other liabilities                                    119,140       62,798
      Income taxes                                         865,019      967,516
                                                       -----------  -----------
           Total liabilities                            61,322,553   60,649,953
                                                       -----------  -----------

Commitments and contingencies                                --           --

Shareholders' equity:
   Common stock, $1 par, authorized
     3,000,000 shares; issued and out-
     standing, 2,105,235 shares in 2004 and
     2,103,600 shares in 2003                            2,105,235    2,103,600
   Capital in excess of par                              4,619,747    4,614,925
   Accumulated other comprehensive income                  700,519      835,784
   Retained earnings                                     9,352,044    9,460,177
                                                       -----------  -----------
      Total shareholders' equity                        16,777,545   17,014,486
                                                       -----------  -----------

      Total liabilities and shareholders' equity       $78,100,098  $77,664,439
                                                       ===========  ===========







See accompanying notes to condensed financial statements.



                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                     Six Months Ended June 30,
                                                                 2004                      2003
                                                                 ----                      ----

Net cash provided by (used in) operating activities              $353,388        $560,084
                                                             ------------    ------------

Cash flows used in investing activities:
   Purchase of investments held-to-maturity                   (11,534,751)             --
   Proceeds from maturity of held-to-maturity securities        1,159,089         120,000
   Proceeds from maturity of available for-sale securities        655,000         360,000
   Mortgage loan repayments                                         7,928          15,581
   Net change in short-term investments                         3,196,820      (2,887,356)
   Net change in policy and student loans                         286,960         150,704
   Acquisition of property and equipment                          (27,864)         (7,706)
                                                             ------------    ------------

Net cash used in investing activities                          (6,256,818)     (2,248,777)
                                                             ------------    ------------

Cash flow used in financing activities:
   Receipts from universal life and
      certain annuity policies credited
      to policyholder account balances                          2,126,748       2,189,873
   Return of policyholder balances
      on universal life and certain annuity policies           (3,073,559)     (3,286,627)
                                                             ------------    ------------

Net cash used in financing activities                            (946,811)     (1,096,754)
                                                             ------------    ------------

Decrease in cash and cash equivalents                          (6,850,241)     (2,785,447)

Cash and cash equivalents at beginning of period                7,075,394       3,067,284
                                                             ------------    ------------

Cash and cash equivalents at end of period                       $225,153        $281,837
                                                             ============    ============





See accompanying notes to condensed financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                     Notes to Condensed Financial Statements
                            June 30, 2004 (Unaudited)


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

2. Comprehensive Income

For the six months  ended June 30,  2004 and 2003,  total  comprehensive  income
(loss) was $(236,939) and $371,047, respectively. For the three months ended June 30, 2004 and 2003, total comprehensive income (loss) was $(359,610) and $298,179, respectively.

3. Earnings (loss) per common share

The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each quarter.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the quarter, plus the common stock equivalents that would arise from the exercise of stock options outstanding, using the treasury stock method and the average market price per share during the quarter. There were no common stock equivalents outstanding during the six months ended June 30, 2004 and 2003, and during the quarters ended June 30, 2004 and 2003. Common stock equivalents are not included in the diluted earnings
(loss) per share calculation when their effect is antidilutive.

4.       Stock-based compensation

The Company measures expense for stock-based employee compensation using the intrinsic value method and provides pro-forma disclosures of net income (loss) and net income (loss) per common share as if the fair value method had been applied in measuring compensation expense. For the six months ended June 30, 2004 and 2003, and for the quarters ended June 30, 2004 and 2003, there was no stock-based employee compensation expense or pro-forma expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ----------------------------------------------------------------

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

In connection with its higher education sales, the Company has a lead-generation program that has been coupled with a recruiting program for new sales agents to help generate new business.

An additional source of income to the Company is investment income. The Company invests those funds deposited by policyholders in debt and equity securities, mortgage loans, and to warehouse mortgage loans in accordance with the requirements and laws governing life insurance companies, in order to earn interest and dividend income, a portion of which is credited back to the policyholders. Interest rates and maturities of the Company's investment portfolio play an important part in determining the interest rates credited to policyholders.

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

Results of Operations

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Total revenues increased by $121,000, or 2.1%, to $5,727,000 for the six months ended June 30, 2004, from $5,606,000 for the six months ended June 30, 2003. Contributing to this increase was a $218,000 increase in net insurance revenues offset by a $98,000 decrease in net investment income and related party interest income.

Net insurance revenues increased by $218,000, or 6.1%, to $ 3,799,000 for the six months ended June 30, 2004, from $3,581,000 for the comparable period in 2003. This increase was primarily the result of an increase in traditional life sales.

Net investment income and related party interest income decreased by $98,000, or 4.8%, to $1,927,000 for the six months ended June 30, 2004, from $2,025,000 for the comparable period in 2003. This decrease was due to a reduction in investment yield due to a reduction in higher yielding short-term investments.

Benefits and claims increased by $23,000, or 0.8%, to $2,782,000 for the six months ended June 30, 2004, from $2,759,000 for the comparable period in 2003. This increase was primarily due to a reduction in death claims of $192,000 offset by an increase in future policy benefits of $221,000.

Amortization of deferred policy acquisition costs decreased by $70,000, or 6.6%, to $995,000 for the six months ended June 30, 2004, from $1,065,000 for the comparable period in 2003. This decrease in amortized expenses was in line with actuarial assumptions.

Operating expenses increased by $361,000, or 226.4% to $521,000 for the six months ended June 30, 2004, from $160,000 for the same period in 2003. This increase was primarily the result of insurance recovery of legal fees in 2003 expended for litigation purposes and due to increased marketing expenses in line with increased sales and premiums collected.

Second Quarter of 2004 Compared to Second Quarter of 2003

Total revenues increased by $60,000, or 2.1%, to $2,890,000 for the three months ended June 30, 2004, from $2,830,000 for the three months ended June 30, 2003. Contributing to this increase was a $77,000 increase in net insurance revenues and a $49,000 increase in net investment income offset by a $67,000 decrease in related party interest income.

Net insurance revenues increased by $77,000, or 4.3%, to $1,883,000 for the three months ended June 30, 2004, from $1,806,000 for the comparable period in 2003. This increase was primarily the result of an increase in traditional life sales.

Net investment income and related party interest income decreased by $18,000, or 1.7%, to $1,006,000 for the three months ended June 30, 2004, from $1,024,000 for the comparable period in 2003. This decrease was due to a reduction in investment yield due to a reduction in higher yielding short-term investments.

Benefits and claims decreased by $75,000, or 5.3%, to $1,342,000 for the three months ended June 30, 2004, from $1,417,000 for the comparable period in 2003. This increase was primarily due to a reduction in death claims of $110,000 offset by an increase in future policy benefits of $35,000.

Amortization of deferred policy acquisition costs decreased by $122,000, or 18.4%, to $542,000 for the three months ended June 30, 2004, from $664,000 for the comparable period in 2003. This decrease in amortized expenses was in line with actuarial assumptions.

Operating expenses increased by $232,000, to $241,000 for the three months ended June 30, 2004, from $9,000 for the same period in 2003. This increase was primarily the result of insurance recovery of legal fees in 2003 expended for litigation purposes and due to increased marketing expenses in line with increased sales and premiums collected.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and the warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing life insurance companies. Bonds owned by the Company amounted to $27,194,000 as of June 30, 2004, as compared to $17,904,000 at December 31, 2003. The Company has invested more of its short-term investments in bonds. This represents 53% and 39% of the total investments as of June 30, 2004 and December 31, 2003, respectively. Generally all bonds owned by the Company are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At June 30, 2004, and at December 31, 2003, the Company had investments in bonds in rating categories three through six, which are considered non-investment grade, of $490,000 and $488,000, respectively.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At June 30, 2004 and December 31, 2003, the Company exceeded the regulatory criteria.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2003 was 10.7% as compared to a rate of 11.9% for 2002. The 2004 lapse rate has been approximately the same as 2003.

At June 30, 2004, $10,743,902 of the Company's stockholders' equity represented the statutory stockholders' equity. The Company cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

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

Following initial discovery, the federal case was dismissed by stipulation. The matter was refiled in Texas state court, Tarrant County, Case No. 348 195490 02. The claims of the respective parties are essentially the same as those in federal court, which claims of NGU (estimated to be $2,133,625 through September 30, 2004) include fraudulent inducement relative to entering into a contract, breach of contract as to commissions and production bonuses as well as policy fees, certain dues and debits of other agents, attorney's fees and exemplary damages as well as seeking an accounting with the appointment of an auditor and contesting the interest charges. Certain discovery has taken place, including depositions, since the filing again in state court and further discovery is in process and is anticipated. The Company filed a motion for partial summary judgment with respect to certain items in the case, which motion was denied. The Company anticipates filing another motion for partial summary judgment prior to trial. A trial is presently set for October 2004. The Company intends to vigorously defend the matter as well as prosecute its counterclaim.

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

                                   REGISTRANT

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                   Registrant


DATED: August 13, 2004                   By:     George R. Quist,
                                                 ----------------
                                                 Chairman of the Board and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


DATED: August 13, 2004                            Stephen M. Sill
                                                  ---------------
                                                  Vice President, Treasurer and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

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

Date:    August 13, 2004

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

Date:  August 13, 2004

                                         By:      Stephen M. Sill
                                                  Vice President, Treasurer and
                                                  Chief Financial Officer

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Southern Security Life Insurance Company (the "Company") on Form 10-Q for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George R. Quist, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

George R. Quist
Chief Executive Officer
August 13, 2004

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Southern Security Life Insurance Company (the "Company") on Form 10-Q for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Sill, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Stephen M. Sill
Chief Financial Officer
August 13, 2004