Form 10-Q
period 2004-09-30
SOUTHERN SECURITY LIFE INSURANCE CO
filed 2004-11-15
CIK 109747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 2004             Commission File Number: 2-35669
------------------------------------             -------------------------------


                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            Exact Name of Registrant.


       FLORIDA                                             59-1231733
---------------------------                       --------------------------
(State or other jurisdiction of                   (IRS Identification Number)
 incorporation or organization)



755 Rinehart Road, Lake Mary, Florida                        32746
-------------------------------------            -------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including Area Code       (407) 321-7113
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

                                                     YES  X         NO
                                                         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, $1.00 par value                 2,105,235
-------------------------------------             -------------------
             Title of Class                       Number of Shares Outstanding
                                                  as of September 30, 2004

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



Item 1  Financial Statements                                     Page No.
------                                                           --------

        Statement of Operations - Nine and Three Months
        ended September 30, 2004 and 2003 (unaudited)................3

           Balance Sheet - September 30, 2004 (unaudited)
           and December 31, 2003...................................4-5

           Statement of Cash Flows - Nine Months ended
           September 30, 2004 and 2003 (unaudited)...................6

           Notes to Condensed Financial Statements.................7-8

Item 2
           Management's Discussion and Analysis of Financial
           Condition and Results of Operations................... 9-11

Item 3
           Quantitative and Qualitative Disclosures About
           Market Risk..............................................12

Item 4
           Controls and Procedures..................................12

                           PART II - OTHER INFORMATION

           Other Information.....................................12-15

           Signature Page...........................................16

           Certifications........................................17-19



                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                    Nine Months Ended                          Three Months Ended
                                                      September 30,                               September 30,
                                              2004                    2003                  2004                  2003
                                           (Unaudited)            (Unaudited)            (Unaudited)          (Unaudited)
Revenues:
Net insurance revenues                   $  5,693,134             $ 5,432,512          $  1,893,871           $ 1,851,610
Net investment income                       1,827,347               1,808,458               626,477               585,950
Related party interest income               1,034,879               1,156,604               308,421               353,849
                                         ------------             -----------         -------------          ------------
                                            8,555,360               8,397,574             2,828,769             2,791,409
                                         ------------             -----------          ------------           -----------

Benefits, claims and expenses:
-----------------------------
Benefits and claims                         4,181,931               4,171,203             1,400,200             1,412,193
Amortization of deferred policy
   acquisition costs                        1,352,809               1,349,764               453,018               558,033
Related party operating expenses            2,317,315               2,317,315               772,685               776,685
Operating expenses                          1,025,155                 650,550               409,423               214,288
                                         ------------           -------------          ------------          ------------
                                            8,877,210               8,488,832             3,035,326             2,961,199
                                         ------------             -----------           -----------           -----------

Loss before income taxes                     (321,850)                (91,258)             (206,557)             (169,790)
Income tax benefit                             49,912                  17,215                36,293                33,798
                                       --------------            ------------        --------------         -------------

      Net loss                           $   (271,938)           $    (74,043)         $   (170,264)          $  (135,992)
                                         ============            ============          ============           ===========

Basic and diluted net income (loss)
   per share of common stock                 $(.13)                  $(.04)                $(.08)                $(.06)
                                             =====                   =====                 =====                 =====

Weighted average outstanding
   common shares - basic and diluted        2,104,418               2,070,198             2,105,235             2,103,600
                                          ===========             ===========          ============           ===========







See accompanying notes to condensed financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                  BALANCE SHEET



                                                September 30, 2004  December 31,
                                                    (Unaudited)        2003
Assets:
Investments:
   Fixed maturities held-to-maturity                $15,773,966       $3,691,064
   Securities available-for-sale,
     at fair value:
     Fixed maturities                                11,156,004       14,213,317
     Equity securities                                  449,163          424,165
   Mortgage loans                                     1,530,385        2,211,183
   Policy and student loans                           8,204,992        8,131,980
   Short-term investments                            13,946,918       17,497,249
                                                    -----------      -----------
      Total investments                              51,061,428       46,168,958
                                                    -----------      -----------

Cash and cash equivalents                               321,244        7,075,394
Accrued investment income                               696,750          462,846
Deferred policy acquisition costs                    14,103,235       13,624,107
Policyholders' account balances on
   deposit with reinsurer                             6,711,325        6,795,983
Reinsurance receivable                                  329,552          442,574
Receivables:
   Agent balances, net                                  645,514          461,133
   Receivable from affiliates                         1,350,348           28,091
   Other 877,574                                        292,234
Property and equipment, net, at cost                  2,255,210        2,313,119
                                                    -----------      -----------

   Total assets                                     $78,352,180      $77,664,439
                                                    ===========      ===========






See accompanying notes to condensed financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                            BALANCE SHEET (Continued)



                                               September 30,      December 31,
                                                   2004        (Unaudited) 2003


Liabilities and Shareholders' Equity:
Liabilities:
      Future policy benefits                       $5,029,416    $4,279,281
      Policyholders' account balances              46,790,165    46,887,592
      Unearned revenue                              4,410,244     4,334,299
      Other policy claims and benefits payable      1,606,641       798,050
      Other policyholders' funds, dividend
         and endowment accumulations                  107,306        98,071
      Funds held related to reinsurance treaties    1,213,167     1,294,589
      Due to related parties                        1,148,803     1,490,165
      General expenses accrued                        113,204        81,942
      Unearned investment income                      366,619       355,650
      Other liabilities                               135,951        62,798
      Income taxes                                    823,586       967,516
                                                  -----------   -----------
           Total liabilities                       61,745,102    60,649,953
                                                  -----------   -----------

Commitments and contingencies                          --            --

Shareholders' equity:
   Common stock, $1 par, authorized
     3,000,000 shares; issued and out-
     standing, 2,105,235 shares in 2004 and
     2,103,600 shares in 2003                       2,105,235     2,103,600
   Capital in excess of par                         4,619,747     4,614,925
   Accumulated other comprehensive income             700,316       835,784
   Retained earnings                                9,181,780     9,460,177
                                                  -----------   -----------
      Total shareholders' equity                   16,607,078    17,014,486
                                                  -----------   -----------

      Total liabilities and shareholders' equity  $78,352,180   $77,664,439
                                                  ===========   ===========







See accompanying notes to condensed financial statements.



                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                            Nine Months Ended September 30,
                                                                2004             2003
                                                                ----             ----

Net cash provided by operating activities                  $      885,116     $ 2,374,126
                                                           --------------     -----------

Cash flows used in investing activities:
   Purchase of investments held-to-maturity                   (13,237,665)             --
   Proceeds from maturity of held-to-maturity securities        1,162,212         180,984
   Proceeds from maturity of available for-sale securities      2,655,000         360,000
   Mortgage loan repayments                                        10,522          24,002
   Net change in short-term investments                         3,550,331        (768,932)
   Net change in policy and student loans                         (73,012)        (45,945)
   Acquisition of property and equipment                          (33,434)         (5,986)
                                                             ------------    ------------

Net cash used in investing activities                          (5,966,046)       (255,877)
                                                             ------------    ------------

Cash flows used in financing activities:
   Receipts from universal life and
      certain annuity policies credited
      to policyholder account balances                          3,160,427       3,274,648
   Return of policyholder balances
      on universal life and certain annuity policies           (4,833,647)     (4,966,468)
                                                             ------------    ------------

Net cash used in financing activities                          (1,673,220)     (1,691,820)
                                                             ------------    ------------

Increase (decrease) in cash and cash equivalents               (6,754,150)        426,429

Cash and cash equivalents at beginning of period                7,075,394       3,067,284
                                                             ------------    ------------

Cash and cash equivalents at end of period                       $321,244      $3,493,713
                                                             ============    ============




See accompanying notes to condensed financial statements.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                     Notes to Condensed Financial Statements
                         September 30, 2004 (Unaudited)


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

The estimates susceptible to significant change are those used in determining the liability for future policy benefits and claims, deferred acquisition costs and unearned revenue. Although variability is inherent in these estimates, management believes the amounts provided are fairly stated in all material respects.

2. Comprehensive Income

For the nine months ended September 30, 2004 and 2003, total comprehensive loss was $(407,408) and $(100,056), respectively. For the three months ended September 30, 2004 and 2003, total comprehensive loss was $(170,469) and $(471,103) respectively.

3.  Earnings (loss) Per Common Share

The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each quarter.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the quarter, plus the common stock equivalents that would arise from the exercise of stock options outstanding, using the treasury stock method and the average market price per share during the quarter. There were no common stock equivalents outstanding during the nine months ended September 30, 2004 and 2003, and during the quarters ended September 30, 2004 and 2003. Common stock equivalents are not included in the diluted earnings (loss) per share calculation when their effect is antidilutive.

4.       Stock-based Compensation

The Company measures expense for stock-based employee compensation using the intrinsic value method and provides pro-forma disclosures of net income (loss) and net income (loss) per common share as if the fair value method had been applied in measuring compensation expense. For the nine months ended September 30, 2004 and 2003, and for the quarters ended September 30, 2004 and 2003, there was no stock-based employee compensation expense or pro-forma expense.

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                     Notes to Condensed Financial Statements
                         September 30, 2004 (Unaudited)


5.  Agreement and Plan of Reorganization

On August 25, 2004, the Company entered into an Agreement and Plan of Reorganization with Security National Life Insurance Company, and its wholly-owned subsidiary, SSLIC Holding Company. Upon completion of the proposed Agreement and Plan of Reorganization, SSLIC Holding Company will be merged with and into the Company which merger, if consummated, would result in (i) the Company becoming a wholly-owned subsidiary of Security National Life Insurance Company and (ii) the Company's unaffiliated stockholders of the Company becoming entitled to receive $3.84 in cash for each issued and outstanding share of the Company's common stock. The Agreement and Plan of Reorganization was unanimously approved by all of the directors of the Company.

If the proposed merger is completed, the separate existence of SSLIC Holding Company will cease as the Company will be the surviving corporation in the merger and will continue to be governed by the laws of the State of Florida, and the separate corporate existence of the Company will continue unaffected by the merger. The shares of common stock owned by the Company's unaffiliated stockholders immediately prior to the effective time of the merger will be exchanged for cash.

The total amount of cash to be paid by Security National Life Insurance Company to the unaffiliated holders of the Company's common stock holding an aggregate of 490,816 shares of the Company's common stock, pro rata to their respective share ownership, will be $3.84 per share of common stock, or an aggregate of $1,884,733. The 490,816 shares of the Company's common stock that Security National Life Insurance Company has agreed to purchase from the Company's unaffiliated stockholders represent 23.3% of the Company's outstanding common shares, or all of the Company's outstanding shares. The unaffiliated stockholders do not include Security National Life Insurance Company and SSLIC Holding Company. Security National Life Insurance Company and SSLIC Holding Company own 76.7% of the Company's outstanding common shares.

If the merger is completed, each share of the Company's common stock held by the unaffiliated stockholders will, by virtue of the merger and without any action on the part of the stockholder thereof, automatically be canceled and converted into the right to receive cash in the amount equal to $3.84 per share. In addition, each unaffiliated holder of the Company's common shares immediately prior to the effective time of the merger will, by virtue of the merger and without any action on the part of such stockholder, cease being a stockholder of the Company and automatically receive cash in an amount equal to the number of shares of common stock held of record by such stockholder at such time multiplied by $3.84 per share.

The obligations of the Company, SSLIC Holding and Security National Life Insurance Company to complete the proposed merger are subject to certain conditions, including (i) the approval and adoption of the Agreement and Plan of Reorganization by the Company's stockholders; (ii) all authorizations, consents, orders or approvals of the insurance departments of the states of Florida and Utah shall have been obtained; and (iii) on the closing date the dissenting shares of the Company's common stock shall not exceed 10% of the Company's outstanding common shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------------------

Overview

This analysis of the results of operations and financial condition of Southern Security Life Insurance Company should be read in conjunction with the Condensed Financial Statements and Notes to the Condensed Financial Statements included in this report.

The Company has primarily issued three types of insurance products: 10-Pay Whole Life with an Annuity Rider, final expense products and universal life.

The 10-Pay Whole Life with an Annuity Rider product is designed for the higher education market. The policy is marketed as a tool for parents to help fund their children's higher education. The product is offered to parents who have children under the age of 25.

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

Results of Operations

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Total revenues increased by $157,000, or 1.9%, to $8,555,000 for the nine months ended September 30, 2004, from $8,398,000 for the nine months ended September 30, 2003. Contributing to this increase was a $260,000 increase in net insurance revenues, which was offset by a $103,000 decrease in net investment income and related party interest income.

Net insurance revenues increased by $260,000, or 4.8%, to $5,693,000 for the nine months ended September 30, 2004, from $5,433,000 for the comparable period in 2003. This increase was primarily the result of an increase in traditional life sales.

Net investment income and related party interest income decreased by $103,000 or 3.5%, to $2,862,000 for the nine months ended September 30, 2004, from $2,965,000 for the comparable period in 2003. This decrease was due to a reduction in investment yield resulting from a reduction in higher yielding short-term investments.

Benefits and claims increased by $11,000, or 0.3%, to $4,182,000 for the nine months ended September 30, 2004, from $4,171,000 for the comparable period in 2003. This increase was primarily due to a reduction in death claims of $175,000 and a reduction of accident and health claims of $128,000, offset by an increase in future policy benefits of $290,000 and an increase of surrenders by $28,000.

Amortization of deferred policy acquisition costs increased by $3,000, or 0.2%, to $1,353,000 for the nine months ended September 30, 2004, from $1,350,000 for the comparable period in 2003. This increase in amortized expenses was in line with actuarial assumptions as changes occurred in deferral of amortization costs.

Operating expenses increased by $375,000, or 57.7%, to $1,025,000 for the nine months ended September 30, 2004, from $650,000 for the same period in 2003. This increase was primarily due to the settlement costs and legal fees of the litigation with National Group Underwriters, Inc. and increased commission and marketing expenses, which were in line with increased sales and premiums collected. In addition, during the nine months ended September 30, 2003, operating expenses were reduced by $124,000 as the result of the insurance recovery of legal fees expended in certain litigation.

Third Quarter of 2004 Compared to Third Quarter of 2003

Total revenues increased by $38,000, or 1.4%, to $2,829,000 for the three months ended September 30, 2004, from $2,791,000 for the three months ended September 30, 2003. Contributing to this increase was a $42,000 increase in net insurance revenues and a $41,000 increase in net investment income, which was offset by a $45,000 decrease in related party interest income.

Net insurance revenues increased by $42,000, or 2.3%, to $1,894,000 for the three months ended September 30, 2004, from $1,852,000 for the comparable period in 2003. This increase was primarily the result of an increase in traditional life sales.

Net investment income and related party interest income decreased by $5,000, or 0.5%, to $935,000 for the three months ended September 30, 2004, from $940,000 for the comparable period in 2003. This decrease was due to a reduction in investment yield resulting from a reduction in higher yielding short-term investments.

Benefits and claims decreased by $12,000, or 0.8%, to $1,400,000 for the three months ended September 30, 2004, from $1,412,000 for the comparable period in 2003. This decrease was primarily due to an increase in death claims of $17,000 and an increase in future policy benefits of $69,000, which were offset by a decrease in surrenders of $18,000 and a decrease in accident and health claims of $80,000. .

Amortization of deferred policy acquisition costs decreased by $105,000, or 18.8%, to $453,000 for the three months ended September 30, 2004, from $558,000 for the comparable period in 2003. This decrease in amortized expenses was in line with actuarial assumptions.

Operating expenses increased by $195,000, or 91.1% to $409,000 for the three months ended September 30, 2004, from $214,000 for the same period in 2003. This increase was primarily due to the settlement costs and legal fees of the litigation with National Group Underwriters Inc. and increased commission and marketing expenses, which were in line with increased sales and premiums collected.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and the warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing life insurance companies. Bonds owned by the Company amounted to $26,930,000 as of September 30, 2004, as compared to $17,904,000 at December 31, 2003. The Company has invested more of its short-term investments in bonds. This represents 53% and 39% of the total investments as of September 30, 2004 and December 31, 2003, respectively. Generally all bonds owned by the Company are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At September 30, 2004, and at December 31, 2003, the Company had investments in bonds in rating categories three through six, which are considered non-investment grade, of $687,000 and $488,000, respectively.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At September 30, 2004 and December 31, 2003, the Company exceeded the regulatory criteria.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2003 was 10.7% as compared to a rate of 11.9% for 2002. The 2004 lapse rate has been approximately the same as 2003.

At September 30, 2004, $11,443,000 of the Company's stockholders' equity represented the statutory stockholders' equity. The Company cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

The Company has no material commitments for capital expenditures.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 2003.

Item 4.  Controls and Procedures

     a)   Evaluation of disclosure controls and procedures.

          Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2004. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

     (b)  Changes in internal controls over financial reporting.

          During the quarter ended September 30, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          Following initial discovery, the federal case was dismissed by stipulation. The matter was refiled in Texas state court, Tarrant County, Case No. 348 195490 02. The claims of the respective parties are essentially the same as those in federal court, which claims of NGU (estimated to be $2,133,625 through September 30, 2004) include fraudulent inducement relative to entering into a contract, fraud, breach of contract as to commissions and production bonuses as well as policy fees, certain dues and debits of other agents, with attorney's fees and exemplary damages as well as seeking an accounting with the appointment of an auditor and contesting the interest charges. Certain discovery has taken place, including depositions, since the filing again in state court. A trial was set for late October 2004 and the Company had filed another motion for partial summary judgment.
          However, as a result of mediation, a settlement was reached in the case, which was completed on September 24, 2004. Pursuant to completion of the settlement, the litigation was dismissed with prejudice.

          The settlement required the Company to pay NGU a $265,000 cash payment by September 24, 2004, which approximated the interest the Company charged on NGU's account. In addition, the Company is required to pay the regular commission and policy fee renewals to NGU. Finally, NGU has the right to undertake an audit and review of the policy fees the Company has paid NGU during the period from May 1, 2001 through July 31, 2004, provided the audit is completed within 75 days of the September 24, 2004 effective date of the Settlement Agreement between the Company and NGU. If it is determined, as a result of the audit, that the amount of policy fees was not fully credited during such period, the Company is required to pay NGU any such policy fees owed without interest thereon.

          The Company is not a party to any other legal proceedings outside the ordinary course of its business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on the Company or its business.

Item 2.   Changes in Securities and Use of Proceeds

          NONE

Item 3.   Defaults Upon Senior Securities

          NONE

Item 4.   Submission of Matters to a Vote of Security Holders

          NONE

Item 5.   Other Information

          On August 25, 2004, the Company entered into an Agreement and Plan of Reorganization with Security National Life Insurance Company, and its wholly owned subsidiary, SSLIC Holding Company. Upon completion of the proposed Agreement and Plan of Reorganization, SSLIC Holding Company will be merged with and into the Company which merger, if consummated, would result in (i) the Company becoming a wholly-owned subsidiary of Security National Life Insurance Company and (ii) the Company's unaffiliated stockholders of the Company becoming entitled to receive $3.84 in cash for each issued and outstanding share of the Company's common stock. The Agreement and Plan of Reorganization was unanimously approved by all of the directors of the Company.

          If the proposed merger is completed, the separate existence of SSLIC Holding Company will cease as the Company will be the surviving corporation in the merger and will continue to be governed by the laws of the State of Florida, and the separate corporate existence of the Company will continue unaffected by the merger. The shares of common stock owned by the Company's unaffiliated stockholders immediately prior to the effective time of the merger will be exchanged for cash.

          The total amount of cash to be paid by Security National Life Insurance Company to the unaffiliated holders of the Company's common stock holding an aggregate of 490,816 shares of the Company's common stock, pro rata to their respective share ownership, will be $3.84 per share of common stock, or an aggregate of $1,884,733. The 490,816 shares of the Company's common stock that Security National Life
          Insurance Company has agreed to purchase from the Company's unaffiliated stockholders represent 23.3% of the Company's outstanding common shares, or all of the Company's outstanding shares. The unaffiliated stockholders do not include Security National Life Insurance Company and SSLIC Holding Company. Security National Life Insurance Company and SSLIC Holding Company own 76.7% of the Company's outstanding common shares.

          If the merger is completed, each share of the Company's common stock held by the unaffiliated stockholders prior to the effective time of the merger will, by virtue of the merger and without any action on the part of the stockholder thereof, automatically be canceled and converted into the right to receive cash in the amount equal to $3.84 per share. In addition, each unaffiliated holder of the Company's common shares immediately prior to the effective time of the merger will, by virtue of the merger and without any action on the part of such stockholder, cease being a stockholder of the Company and automatically receive cash in an amount equal to the number of shares of common stock held of record by such stockholder at such time multiplied by $3.84 per share.

          The obligations of the Company, SSLIC Holding and Security National Life Insurance Company to complete the proposed merger are subject to certain conditions, including (i) the approval and adoption of the Agreement and Plan of Reorganization by the Company's stockholders;
          (ii) all authorizations, consents, orders or approvals of the insurance departments of the states of Florida and Utah shall have been obtained; and (iii) on the closing date the dissenting shares of the Company's common stock shall not exceed 10% of the Company's outstanding common shares.

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

     10.2 Reinsurance Agreement between the Company and United Group Insurance Company, dated as of December 31, 1992, incorporated by reference from Annual Report on Form 10-K for fiscal year ended December 31, 1992.

     10.3 Agency Agreement between the Company and Insuradyne Corporation, incorporated by reference from Annual Report on Form 10-K for fiscal year ended December 31, 1993.

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

     10.8 Agreement and Plan of Reorganization among the Company, Security National Life Insurance Company and SSLIC Holding Company dated as of August 25, 2004, incorporated by reference from Preliminary Proxy Statement for the 2004 Annual Meeting of Stockholders as filed on August 27, 2004.

     31.1 Certification pursuant to 18 U.S.C. Section 1350 as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification pursuant to 18 U.S.C. Section 1350 as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K:

          Current Report on Form 8-K, as filed on August 30, 2004 Current Report on Form 8-K/A, as filed on September 3, 2004 Current Report on Form 8-K, as filed on September 3, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   REGISTRANT

                    SOUTHERN SECURITY LIFE INSURANCE COMPANY
                                   Registrant


DATED: November 15, 2004         By:     George R. Quist,
                                         ----------------
                                         Chairman of the Board and
                                         Chief Executive Officer
                                         (Principal Executive Officer)


DATED: November 15, 2004         By:     Stephen M. Sill
                                         ---------------
                                         Vice President, Treasurer and
                                         Chief Financial Officer
                                         (Principal Financial and
                                          Accounting Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period covered in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:    November 15, 2004
                                             By:  George R. Quist
                                                  Chairman of the Board and
                                                  Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period covered in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  November 15, 2004

                                         By:      Stephen M. Sill
                                                  Vice President, Treasurer and
                                                  Chief Financial Officer

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Southern Security Life Insurance Company (the "Company") on Form 10-Q for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George R. Quist, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

George R. Quist
Chief Executive Officer
November 15, 2004

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Southern Security Life Insurance Company (the "Company") on Form 10-Q for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Sill, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Stephen M. Sill
Chief Financial Officer
November 15, 2004